Form 10-Q
period 2013-06-30
Electric Tractor Corp.
filed 2013-08-19
CIK 1506325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-184724

ELECTRIC TRACTOR CORP.
(Exact name of small business issuer as specified in its charter)

Wyoming	98-0651945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

59 Hunter Rd Niagara on the Lake, ON L0S 1J0 Canada
(Address of principal executive offices)

  (905) 467-5531
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes ☑   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes ☐ No ☑.

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☐ No ☑

As of August 16, 2013, there were 9,487,016 shares of Common Stock of the issuer outstanding.

ELECTRICT TRACTOR CORP.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Part  I - Financial Information

Item 1. Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2013 and December 31, 2012	3
	Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 and for the Period from August 14, 2006 Inception) to June 30, 2013	4
	Statement of Shareholders’ Equity (Deficit) as of June 30, 2013	5
	Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 and for the Period from August 14, 2006 Inception) to June 30, 2013	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

Signatures		15

Part  I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Inventory	$0	$0

Other Assets
Patents and technologies	10,000	10,000

TOTAL ASSETS	$10,000	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$1,363	$2,600
Accrued expenses – related parties	22,522	13,627
Advances from officer	180,004	103,005
Total Liabilities	203,889	119,232

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 250,000,000 shares authorized, 9,487,016 shares issued and outstanding	9,487	9,487
Additional paid-in capital	1,562	1,562
Deficit accumulated during the development stage	(204,938)	(120,281)
Total Stockholders’ Equity (Deficit)	(193,889)	(109,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,000	$10,000

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO JUNE 30, 2013

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from August 14, 2006 (Inception) to June 30, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	0	0	0	0	2,146
Insurance	0	0	0	0	1,349
Inventory impairment	0	0	0	0	8,094
Office supplies	105	82	616	1,428	3,204
Consulting	45,317	5,000	67,821	15,000	110,413
Professional fees	3,414	950	9,620	1,793	36,560
Rent	3,300	3,300	6,600	3,300	38,250
Repairs and maintenance	0	0	0	329	2,189
Utilities	0	0	0	0	2,733
TOTAL OPERATING EXPENSES	52,136	14,629	(84,657)	(27,147)	(204,938)
NET LOSS BEFORE INCOME TAXES	(52,136)	(14,629)	(84,657)	(27,147)	(204,938)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$(52,136)	$(14,629)	$(84,657)	$(27,147)	$(204,938)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,487,016	9,487,016	9,487,016	9,487,016

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
AS OF JUNE 30, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Shares Issued at Inception	1,048,743	$1,049	$-	$-	$1,049
Net loss for the year ended December 31, 2006	-	-	-	(1,049)	(1,049)
Balance, December 31, 2006	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2007	-	-	-	-	-
Balance, December 31, 2007	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2008	-	-	-	-	-
Balance – December 31, 2008	1,048,707	1,049	-	(1,049)	-
Common shares issued for cash	36	-	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	(1,750)	(1,750)
Balance – December 31, 2009	1,048,743	1,049	-	(2,799)	(1,750)
Common shares issued in exchange for assets	8,438,273	8,438	1,562	-	10,000
Net loss for the year ended December 31, 2010	-	-	-	(6,550)	(6,550)
Balance, December 31, 2010	9,487,016	9,487	1,562	(9,349)	1,700
Net loss for the year ended December 31, 2011	-	-	-	(54,826)	(54,826)
Balance, December 31, 2011	9,487,016	9,487	1,562	(64,175)	(53,126)
Net loss for the year ended December 31, 2012	-	-	-	(56,106)	(56,106)
Balance, December 31, 2012	9,487,016	9,487	1,562	(120,281)	(109,232)
Net loss for the six months ended June 30, 2013	-	-	-	(84,657)	(84,657)
Balance, June 30, 2013	9,487,016	$9,487	$1,562	$(204,938)	$(193,889)

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO JUNE 30, 2013

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from August 14, 2006 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(84,657)	$(27,147)	$(204,938)
Impairment of inventory	0	0	8,094
Changes in assets and liabilities:
Increase in inventory	0	0	(8,094)
Increase (decrease) in accrued expenses	(1,237)	(2,900)	1,363
Increase in accrued expenses – related parties	8,895	0	22,522
CASH FLOWS USED IN OPERATING ACTIVITIES	(76,999)	(30,047)	(181,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from officer	76,999	30,047	180,004
Proceeds from sale of common stock	0	0	1,049
CASH FLOWS FROM FINANCING ACTIVITIES	76,999	30,047	181,053

NET INCREASE IN CASH	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH FINANCING TRANSACTIONS:
Common shares issued in exchange for assets	$0	$0	$10,000

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company was incorporated in the State of Wyoming on August 14, 2006 as Tabularasa Corp. The Company owns a proprietary Plastic Formula that converts scrap plastic into all home decorative moldings such as chair rails, crown molding and baseboards etc.

On January 2, 1010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Electric Tractor Corp. (”ETC”), a company related due to common ownership, and acquired patents and technology assets of ETC having a fair value of $10,000 in exchange for 8,438,273 common shares of the Company. The $10,000 fair value was less that the basis on ETC’s books.  The Company intends to become a manufacturer of advanced eco-friendly electric-powered utility tractors and attachments.  On March 11, 2011, the Company changed its name to Electric Tractor Corp.

Basis of Presentation
The accompanying interim financial statements for the three and six months ended June 30, 2013 and 2012 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2012.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax
Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Fair Value of Financial Instruments
The Company’s financial instruments consist of accrued expenses and advances received from an officer. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, the Company had $0 of cash.

Stock-based Compensation.
For the periods ended June 30, 2013, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- during the periods ended June 30, 2013 and 2012.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of June 30, 2013.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

At June 30, 2013 and December 31, 2012, the Company had accrued fees owed to its outside accounting firm of $1,363 and $2,600, respectively, for services related to those periods.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following for the six months ended:

	June 30, 2013	June 30, 2012
Federal income tax benefit attributable to:
Current loss from operations	$28,780	$9,230
Less: valuation allowance	(28,780)	(9,230)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$69,675	$40,895
Less: valuation allowance	(69,675)	(40,895)
Net deferred tax asset	$-	$-

At June 30, 2013, the Company had an unused net operating loss carryover approximating $205,000 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 5 – ADVANCES FROM OFFICER

An officer of the Company has advanced funds to be used for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  The total advances received and due back to the officer totaled $180,004 and $103,005 at June 30, 2013 and December 31, 2012, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Registration Statement contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Electric Tractor, Corp. (Formerly Tabularasa, Inc.) Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Due to our lack of funds, our operations are very limited. As a result, we realized no revenue from inception to the date of this report.

For the 3 months ended June 30, 2013 we had total operating expenses and a net loss of $52,136 as compared to total operating expenses and net loss of $14,629 for the same period of 2012. The increase is due to an increase in consulting and professional fees. These fees increased as we concentrated our efforts on revising certain components of the Electric OX tractor to move closer to our goal of starting manufacturing.

For the six months ended June 30, 2013 we had a net loss of $84,657 as compared to a net loss of $27,147 for the same period in 2012. Again, the increase was due mostly to an increase in consulting and professional fees form the year ago period.

Liquidity and Capital Resources

Since we initiated our business operations in 2009, our operations have been funded primarily by loans from one shareholder. From inception through the period ended June 30, 2013, our operations were funded by loans from management in the amount of $180,004 since inception. For the six month period-ended June 30, 2013 we were funded by loans from management in the amount of $76,999.

We currently have $0 of Inventory and $0 Cash on hand. Therefore, in order to carry on our business, we must obtain additional capital.

We continue to actively seek investment capital. At the present time we continue to rely on funding from our majority shareholder and CEO.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Plan of Operation

It is expected that the Company will require $2.5 million in investment over the next 2 years to execute the Company’s business plan. The Company is looking towards individuals to participate in a private placement of the company’s securities to secure the funding. Absent significant investment from outside sources to fund the Company’s 2 year plan as more fully set forth below, the Company’s CEO and majority shareholder intends to continue to subsidize the Company’s administrative expenses and provide his time without charge, during the next 12 months, though no formal agreement to do so exists.

The initial use of proceeds is to upgrade components in our current controller. The Company is also updating the body design to provide improved curb appeal and driver ergonomics. Funds will also be used to finance the startup of the motor and gearbox manufacturing.

The following represents our expected use of proceeds should we succeed in securing capital:

Manufacturing and production

●	Controller update. Total cost of $150,000 with $15,000 already paid
●	Drive Motors. To be purchased from a source that we have identified, in month one $20,000 and $30,000 per month thereafter for as long as the tractors are being assembled
●	Frame tooling together with other metal components $25,000.
●	Body design update and tooling - over 3 month period $75,000
●	Cutting Motors and Gear Boxes – Estimated at $35,000.
●	Office and Plant - cost first and last month rent $12,000. Manpower costs for set up of equipment and production equipment $6,000 per month increasing after 4 months.
●	Production Engineer and plant manager - $18,000 per month.
●	Most Assembly tooling - is available therefore there is no immediate cost. Small tools have to be repurchased as required by the assembly line. Estimated total cost is $10,000.

Marketing costs

The cost for marketing staff, travel as well as improvements to the company Web site is estimated to be about $16,000 per month.

Administrative

The funds will be used primarily to support the essential leadership positions, including the hiring of a CFO, who has not yet been identified. Cost in total is approximately $20,000 per month.

While premises for the assembly operation have not been contractually secured there are currently several suitable locations in the greater Niagara Falls area (both in Ontario and New York) that are available and that will provide sufficient land for testing purposes. Additionally, we believe that there is sufficient engineering expertise available though none has been contractually secured.

Once a production schedule is secured, marketing management is prepared to contact the potential customers and interested dealers who have previously contacted the Company.

The Company does not presently have any assurances that capital will be raised to carry out its Business Plan. Unanticipated delays and problems in purchasing the Controller and motors may impact on the profitability and hence the operation of the startup sequence.

The Company currently has limited financial resources available. The Company's continued existence is strongly dependent upon its ability to raise capital and to successfully develop market and sell its products. The Company plans to raise working capital through equity and/or debt offerings and future profitable operations. However, the Company does not presently have any assurances that such additional capital is, or will be available. There is a limited financial history of operations from which to evaluate our future prospects, including our ability to develop a wide base of customers for our products and services. We may encounter unanticipated problems, expenses and delays in marketing our products and services and securing additional customers. If we are not successful in developing a broad enough market for our products and services, our ability to generate sufficient revenue to sustain our operations would be adversely affected. Our auditor’s report raises substantial doubt about our ability to continue as a going concern. This disclosure may make it more difficult for us to raise the capital needed to begin assembly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 5. OTHER INFORMATION.

On August 5, 2013 the Company previously filed Registration Statement on Form S-1 was declared effective by the Commission. The Company intends to seek to have its securities traded on the Over the Counter market, but there can be no guarantee that the company will be traded on the OTC market or any securities market or exchange.

ITEM 6. EXHIBITS

(a)  None

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC TRACTOR CORP.

/s/ RICHARD ZIRGER
Richard Zirger, CEO
Principal Executive Officer
Principal Financial and Accounting and Officer