Form 10-Q
period 2013-09-30
Electric Tractor Corp.
filed 2013-11-05
CIK 1506325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☐ No ☑

As of October 25, 2013, there were 9,487,016 shares of Common Stock of the issuer outstanding.

ELECTRICT TRACTOR CORP.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Part  I - Financial Information

Item 1. Financial Statements (Unaudited)
	Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 and for the Period from August 14, 2006 Inception) to September 30, 2013	4
	Statement of Shareholders’ Equity (Deficit) as of September 30, 2013	5
	Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and for the Period from August 14, 2006 Inception) to September 30, 2013	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

Signatures		16

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Inventory	$0	$0

Other Assets
Patents and technologies	10,000	10,000

TOTAL ASSETS	$10,000	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$2,350	$2,600
Accrued expenses – related parties	0	13,627
Loans from stockholders	295,910	103,005
Total Liabilities	298,260	119,232

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 250,000,000 shares authorized, 9,487,016 shares issued and outstanding	9,487	9,487
Additional paid-in capital	1,562	1,562
Deficit accumulated during the development stage	(299,309)	(120,281)
Total Stockholders’ Equity (Deficit)	(288,260)	(109,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,000	$10,000

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2013

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from August 14, 2006 (Inception) to September 30, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	0	0	0	0	2,146
Insurance	0	0	0	0	1,349
Inventory impairment	0	0	0	0	8,094
Office supplies	1,726	191	2,342	1,619	4,930
Consulting	76,981	11,072	144,802	31,369	187,394
Professional fees	12,364	1,008	21,984	2,801	49,924
Rent	3,300	3,300	9,900	6,600	41,550
Repairs and maintenance	0	0	0	329	2,189
Utilities	0	0	0	0	2,733
TOTAL OPERATING EXPENSES	94,371	15,571	179,028	42,718	299,309
NET LOSS BEFORE INCOME TAXES	(94,371)	(15,571)	(179,028)	(42,718)	(299,309)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$(94,371)	$(15,571)	$(179,028)	$(42,718)	$(299,309)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,487,016	9,487,016	9,487,016	9,487,016

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
AS OF SEPTEMBER 30, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Shares Issued at Inception	1,048,743	$1,049	$-	$-	$1,049
Net loss for the year ended December 31, 2006	-	-	-	(1,049)	(1,049)
Balance, December 31, 2006	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2007	-	-	-	-	-
Balance, December 31, 2007	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2008	-	-	-	-	-
Balance – December 31, 2008	1,048,707	1,049	-	(1,049)	-
Common shares issued for cash	36	-	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	(1,750)	(1,750)
Balance – December 31, 2009	1,048,743	1,049	-	(2,799)	(1,750)
Common shares issued in exchange for assets	8,438,273	8,438	1,562	-	10,000
Net loss for the year ended December 31, 2010	-	-	-	(6,550)	(6,550)
Balance, December 31, 2010	9,487,016	9,487	1,562	(9,349)	1,700
Net loss for the year ended December 31, 2011	-	-	-	(54,826)	(54,826)
Balance, December 31, 2011	9,487,016	9,487	1,562	(64,175)	(53,126)
Net loss for the year ended December 31, 2012	-	-	-	(56,106)	(56,106)
Balance, December 31, 2012	9,487,016	9,487	1,562	(120,281)	(109,232)
Net loss for the nine months ended September 30, 2013	-	-	-	(179,028)	(179,028)
Balance, September 30, 2013	9,487,016	$9,487	$1,562	$(299,309)	$(288,260)

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2013

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from August 14, 2006 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(179,028)	$(42,718)	$(299,309)
Impairment of inventory	0	0	8,094
Changes in assets and liabilities:
Increase in inventory	0	(100)	(8,094)
Increase (decrease) in accrued expenses	(250)	(3,500)	2,350
Increase (decrease) in accrued expenses – related parties	(13,627)	0	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(192,905)	(46,318)	(296,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from stockholders	192,905	46,318	295,910
Proceeds from sale of common stock	0	0	1,049
CASH FLOWS FROM FINANCING ACTIVITIES	192,905	46,318	296,959

NET INCREASE IN CASH	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH FINANCING TRANSACTIONS:
Common shares issued in exchange for assets	$0	$0	$10,000

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Basis of Presentation
The accompanying interim financial statements for the three and nine months ended September 30, 2013 and 2012 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2012.

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
SEPTEMBER 30, 2013

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had $0 of cash.

Stock-based Compensation.
For the periods ended September 30, 2013, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- during the periods ended September 30, 2013 and 2012.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of September 30, 2013.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – ACCRUED EXPENSES

At September 30, 2013 and December 31, 2012, the Company had accrued fees owed to outside professionals and consultants of $2,350 and $2,600, respectively, for services related to those periods.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following for the nine months ended:

	September 30, 2013	September 30, 2012
Federal income tax benefit attributable to:
Current loss from operations	$60,870	$9,230
Less: valuation allowance	(60,870)	(9,230)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$101,765	$40,895
Less: valuation allowance	(101,765)	(40,895)
Net deferred tax asset	$-	$-

At September 30, 2013, the Company had an unused net operating loss carryover approximating $299,300 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 5 – LOANS FROM STOCKHOLDERS

Stockholders of the Company have loaned funds to be used for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  The total advances received and due back to the stockholders totaled $295,910 and $103,005 at September 30, 2013 and December 31, 2012, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Statement contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Electric Tractor, Corp. (Formerly Tabularasa, Inc.) Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Due to our lack of funds, our operations are very limited. As a result, we realized no revenue from inception to the date of this report.

For the 3 months ended September 30, 2013 we had total operating expenses and a net loss of $94,371 as compared to total operating expenses and net loss of $15,571 for the same period of 2012. The increase is due to an increase in consulting and professional fees. These fees increased as we concentrated our efforts on revising certain components of the Electric OX tractor to move closer to our goal of starting manufacturing.

For the nine months ended September 30, 2013 we had a net loss of $179,028 as compared to a net loss of $42,718 for the same period in 2012. Again, the increase was due mostly to an increase in consulting and professional fees from the year ago period.

Liquidity and Capital Resources

Since we initiated our business operations in 2009, our operations have been funded primarily by loans from one shareholder. From inception through the period ended September 30, 2013, our operations were funded by loans from management in the amount of $295,910 since inception. For the nine month period-ended September 30, 2013 we were funded by loans from management in the amount of $192,905.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings..

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

On August 5, 2013 the Company previously filed Registration Statement on Form S-1 was declared effective by the Commission. The Company intends to seek to have its securities traded on the Over the Counter market, but there can be no guarantee that the Company’s shares will be traded on the OTC market or any securities market or exchange.

Item No. 6 - Exhibits

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