Form 10-K
period 2013-12-31
Electric Tractor Corp.
filed 2014-06-13
CIK 1506325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

Electric Tractor Corp.
(Exact name of registrant as specified in its charter)

Wyoming	98-0651945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59 Hunter Rd.
Niagara on the Lake, ON LOS 1J0 Canada
(Address of principal executive offices) (Zip Code)

(905) 467-5531
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	none
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☐   No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2013 was approximately $0.00 based on a total of 2,360,743 shares of the registrant’s common stock held by non-affiliates on December 31, 2013.  The registrant is not currently quoted on any exchange.

The Company has 9,487,016 shares of common stock issued and outstanding as of March 31, 2014.

PART I

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” “should,” “is likely,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

ITEM 1. BUSINESS

Corporate Information

Electric Tractor Corp. (“The Company,” “Us,” “Our” or “We”) incorporated under the laws of the state of Wyoming on August 14, 2006 as Tabularasa Corp. The Company was originally focused on commercializing plastic recycling technology that was based on certain intellectual property the Company had acquired in 2007. On January 2, 2010, we purchased certain intellectual property and assets related to the design and manufacturing of small electric powered tractors. We then ceased our attempts at commercializing the plastic technology and on March 19, 2010, we changed our name to Electric Tractor Corp. Our principal executive offices are located at 59 Hunter Rd. Niagara on the Lake, ON LOS 1J0 Canada.

Our Business

We are a Canadian company that designs, produces and markets electric tractors. We operate in two well defined product categories: compact tractors most often used in agricultural and indoor settings, and riding lawn tractors for commercial and consumer use.

Our tractors are designed entirely around the patented electronic drive system. Our competitive advantage is that our tractors have a drive system using two independent motors with an electronic differential that permits individual monitoring and control of speed during both acceleration and braking. Regenerative braking recharges the batteries dynamically. The motors provide exceptional operating range and power using a rare earth permanent magnet design. Steering, turning radius and braking control are designed for driver ease and safety.

The original Electric OX tractors were produced by Electric Tractor Corporation of Baden (the “Baden Company”), an Ontario corporation, between the years 1998 to 2005. All the tractors were sold during this period and shipped throughout the United States, Canada, Mexico, England and France. The original product produced by the Baden Company (200 units) was a ‘craftsmen’ built product assembled on jigs. The low price of gasoline made it hard to sell the electric tractor and after 9/11 the Baden Company lost all its sales, which brought the company to insolvency from which point it could not recuperate.

RA Zirger Holdings Inc., which is 50% controlled by our Director, CEO, and CFO, Richard Zirger and 50% controlled by Mr. Zirger’s wife, purchased certain intellectual property and assets related to the design and manufacturing of the electric tractors out of bankruptcy, which we subsequently purchased on January 2, 2010.

We are currently developing a new generation of electric utility tractors called the Electric OX2 utility tractor. Our engineering team set out to make the OX2 much easier to assemble. By moving to a modular design, production can be conducted on an efficient assembly line. We anticipate that new quality standards and testing will be built right into the parts procurement and tractor assembly stages. The tractor’s control module is the critical central processing unit that controls all electronic vehicle functions. It has been fully upgraded to state of the art technology.

The OX2 development program is expected to be completed by September 2014, followed by commissioning of the assembly plant. First deliveries of the OX2 model are anticipated for January 2015.  We require funding of $2.5 million to complete our OX2 development program.

Plan of Operation

It is expected that we will require $2.5 million in investment over the next 2 years to execute our business plan. Absent such investment to fund our 2 year plan, as more fully set forth below, we believe our majority shareholder intends to continue subsidizing our administrative expenses and that our director and officer will continue to provide his time without charge, during the next 12 months, though no formal agreement exists.

The initial use of proceeds is to upgrade components in our current controller. We are updating the body design to provide improved curb appeal and driver ergonomics. Funds will also be used to finance motor and gearbox manufacturing.

The following represents our expected use of proceeds should we succeed in securing capital:

Manufacturing and production

●	Drive Motors to be purchased from a source that we have identified, $20,000 for the first month and $30,000 per month thereafter for as long as the tractors are being assembled.
●	Frame tooling together with other metal components - $25,000.
●	Most assembly tooling - is available therefore there is no immediate cost. Small tools have to be repurchased as required by the assembly line. Estimated total cost is $10,000.
●	Body design update and tooling – over a 3 month period - $75,000
●	Cutting Motors and Gear Boxes - Estimated at $35,000.
●	Office and Plant - $12,000 for first and last month’s rent. Manpower costs for set up of equipment and production equipment - $6,000 per month, increasing after 4 months.
●	Production Engineer and plant manager - $18,000 per month.

Sales and Marketing

We expect that upon launch, sales will be directly handled by internal sales staff responding to orders placed on our website until a dealer network is in place. We are unable to initiate the launch of the products until we have obtained adequate funding for our business plan. Currently, we have one commissioned sales person who is receiving indications of interests through our website.

Manufacturing

We are not currently engaged in commercial manufacturing of our tractors; we anticipate manufacturing to commence if we receive funding of $2.5 million.

Intellectual Property

We own the following patents:

A patent for an Electric Powered Vehicle (U.S. patent number 6,089,341 filed April 27, 1998. This patent covers a drive system using two independent drive motors with an electronic differential and individual monitoring and control of speed during both acceleration and regenerative braking.
The patent expires on April 27, 2018.

We also owned a patent for Quick Attach system for attachments (Canadian patent number 2158763 and U.S. patent number 5,738,176 filed March 18, 1994) for the unique automatic hitching system, which allows quick changing of attachments (less than 1 minute). This Patent has been abandoned.

The trademarks for the Electric OX name and symbol have been filed in Canada and the United States.

Patents and trademarks for the Electric OX2 have not yet been filed.

Employees

We have one full time employee, our CEO and CFO, and two consultants, our President and Vice President of Marketing, who are currently earning income through consulting agreements. All payments owed have been deferred to a later date.

Competition

The Electric OX, which is our current product, is not priced to compete with entry-level lawn tractors sold at big box retailers such as Lowes, Canadian Tire, Home Depot or Wal-Mart. We expect the Electric OX to appeal to a clientele that is interested in green technology and willing to pay a premium for a quiet, environmentally friendly lawn and utility (multi-purpose) tractor.

The Electric OX multi-purpose and towing models are in direct competition with gas and diesel products marketed through a long-serving network of manufacturers and independent dealerships. Within the multi-purpose/utility functionality there are two distinct markets – the lawn & garden tractors and the commercial turf equipment. Electric OX is quiet, has no emissions, has the ability to run electric tools, produces no heat or vibrations to the driver, and there is no storage or risk of spillage of oil or gasoline (and adhering to stringent regulations relating to such storage).

We had a prototype tractor of the OX tested by Swallow Acoustic Consultants Ltd to determine the sound level produced. According to the testing, the driver of an electric tractor would hear approximately 68.5 decibels of sound while it was driving. This noise level is the result of the electric tractor using only electric direct drive motors for propulsion and attachments such as power to the mower blades and snow thrower. As a result, there is no internal combustion noise and no mechanical belt emissions present, resulting in a quiet operating condition.

Likewise, with no ignition of gas for power generation, there is no excessive heat nor carbon exhaust by-products. While the electric motor brushes and operating attachments will generate some ambient heat, it is not detectable by the operator or others in the vicinity. The limited moving parts in the electric tractor design minimize vibrations over the multiple linkages, pulleys and belts present in gas-powered tractors.

Research and Development

Our largest expense in the recent year was research and development for the update of certain components for the controller, totaling $137,315 for the year ended December 31, 2013 as compared to $0 for the same period in 2012 and $137,315 since August 14, 2006 (inception).

Available Information

Our website is located at electrictractor.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We currently have no cash or cash equivalents to fund our operations and must obtain additional capital to continue our business.

We currently have $0 cash on hand and no working capital.  Therefore, in order to carry on our business, we must obtain additional capital. We have limited financial resources available. Our continued existence is strongly dependent upon our ability to raise capital and to successfully develop, market and sell our products.  We plan to raise working capital through equity and/or debt offerings and future sales of our products.  However, we can make no assurances that such additional capital is, or will be available.  We have a limited financial history of operations from which to evaluate our future prospects, including our ability to develop a wide base of customers for our products and services. We may encounter unanticipated problems, expenses and delays in marketing our products and services and/or securing additional customers. If we are not successful in developing a broad enough market for our products and services, our ability to generate sufficient revenue to sustain our operations would be adversely affected. Our auditor’s report raises substantial doubt about our ability to continue as a going concern. This disclosure may make it more difficult for us to raise the capital needed to begin assembly.

We are a development stage company with a lack of operating history to evaluate our future business prospects.

We are a development stage company with a limited operating history. We have generated no significant revenues from the sales of our products. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that if we successfully implement our business plan, we will ever generate revenues or profits. As a consequence, it is difficult, if not impossible, to forecast our future results. Because of the uncertainties related to our lack of operating history, it is more difficult for an investor to make an investment decision concerning our securities than if we were a profitable operating business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

As we don’t have enough cash on hand to pay our expenses for the next 12 months of operations, our independent auditors have included a “going concern” qualification in their audit report. We will have to raise funds to continue to operate. This qualification may also make it more difficult for us to raise capital and could increase the cost of any capital raised.

We require additional financing and our inability to raise additional capital on acceptable terms in the future may have a material adverse effect on our business and financial condition.

We do not have sufficient operating capital to fund our operations for the next 12 months and must raise that capital through loans and/or sales of our common stock. There is no guarantee that we will be able to do so. Failure to do so could require us to cut operations and delay development and introduction of our products.

We depend upon our Director and CEO, Richard Zirger.

Our performance depends substantially on the performance of our sole director and executive officer, Richard Zirger.  Our future success will depend to a large extent on our ability to attract, train, retain and motivate a sufficient number of qualified employees to fill vacancies created by attrition or expansion of our operations.  The loss of the services of our executive officer could have a material adverse effect on our business, revenues, and results of operations or financial condition.

Competition for talented personnel is intense, and we may not be able to attract, train, retain or motivate highly qualified technical and managerial personnel in the future.   In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.  Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and/or results of operations.

We depend on our Director and CEO Richard Zirger for financing.

Since we initiated our business operations in 2010, our operations have been primarily funded by loans from our majority shareholder, RA Zirger Holdings, Inc., which is controlled by our CEO, Richard Zirger and his wife. While we do not have formal repayment terms for the funds advanced on our behalf, we expect that we will be required to pay back such funding in the future or to issue shares of common stock in lieu of cash.  Additionally, there is no guarantee that our CEO or RA Zirger Holdings, Inc. will continue to advance funds for our continued operations.  We have orally agreed to issue shares to repay the funds advanced to us when operation commences. If we choose to issue stock to repay these amounts, our existing stockholders will be diluted and the value of our common stock could decrease.

We do not currently have a facility to assemble or manufacture our electric tractors.

We do not currently own or lease a facility sufficient for us to assemble or manufacture our electric tractors. We have not contracted with any third party assembler or manufacturer nor have we secured a location where we can assemble the tractors.

We must be able to adapt to rapidly changing technology trends and evolving industry standards or we risk our products becoming obsolete.

The electric vehicle market in which we compete is characterized by intensive development efforts and rapidly advancing technology.  Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations.  We may not be successful in identifying, developing and marketing new products or enhancing our existing products. We believe that there are a number of large companies who have the capacity to develop electric tractors and other electric commercial equipment that have significantly more experience, greater financial, manufacturing, marketing, distribution and technical resources than our company. If these companies choose to produce products that directly compete with our products, we can give no assurance that our products would be able to successfully compete.

If our products do not gain market acceptance, our business will suffer because we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

— the price of our products relative to other similar products;
— the perception by both personal and commercial consumers of the performance of our products;
— our ability to fund our sales and marketing efforts; and
— the effectiveness of our sales and marketing efforts or our partners’ sales and marketing efforts.

Our ability to effectively promote and sell any products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and to educate consumers on the benefits of our product. If our products do not gain market acceptance, we may not be able to fund future operations, including developing, new product candidates and expanding our sales and marketing efforts for our products, which would cause our business to suffer.

If our competitors develop products similar to the OX, we may need to modify or alter our business strategy.

Competitors may develop products with similar characteristics to the OX. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business, regulatory strategy, sales, and marketing plans in response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.

Our ability to compete, achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, trademarks, trade secret laws, and confidentiality agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our drive system technology.

We may be subject to product liability claims and have limited insurance coverage.

By engaging in the electric tractor business, we will face an inherent business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death.  Also, in the event that any of our products prove to be defective, we may be required to recall or redesign such products. We will need to maintain adequate product liability insurance coverage.  If we are unable to maintain insurance, of which there can be no assurance, our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products.  Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all.  A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

Risks Related to Our Common Stock

Investors who purchase shares of our common stock should be aware of the possibility of a total loss of their investment.

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the risk factors described in this section in addition to the other information contained in this annual report. You should invest in our Company only if you can afford to lose your entire investment.

The Company is considered an “emerging growth company” as defined in the Jumpstart Our Business Startups Act and will be subject to reduced public company reporting requirements.

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1. Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;
2. Section 14A(a) and (b) of the Securities Exchange Act of 1934, which requires companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;
3. Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;
4. Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and
5. The requirement to provide certain other executive compensation disclosures under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

Because we are not required to disclose as much information as larger companies, you may not find all the information you are seeking about our Company.

The Company is considered a Smaller Reporting Company and is exempt from certain disclosure requirements.

As a Smaller Reporting Company (in addition to and without regard to our status as an “emerging growth company,”) we are not required and may not include a Compensation Discussion and Analysis ("CD&A") section in our proxy statements; we provide only 3 years of business development information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not Smaller Reporting Companies.

Because we are not required to disclose as much information as larger companies, you may not find all the information you are seeking about our Company.

Our current director and executive officer holds significant control over our common stock and may be able to control our company indefinitely.

Our director and executive officer has significant control over our voting stock, which may make it difficult to complete some corporate transactions without his support and may prevent a change in control.  As of December 31, 2013, our director and executive officer beneficially owned approximately 7,126,273 shares of our common stock or 75.12% of the issued and outstanding stock.

The above-described significant stockholder has considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Our common stock does not currently trade on any exchange or inter-dealer quotation system, such as the OTC Bulletin Board, however we intend to seek for our common stock to be traded on the OTC Bulletin Board in the future, which would require us to become a reporting issuer. If we start trading and the market price per share of our common stock is less than $5.00, the shares will be “penny stocks” as defined in the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of these securities. In addition, “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of these securities to regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

Furthermore, if the person purchasing the securities is someone other than an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks. Accordingly, the SEC’s rules may limit the number of potential purchasers of shares of our common stock. Moreover, various state securities laws impose restrictions on transferring “penny stocks,” and, as a result, investors in our securities may have their ability to sell their securities impaired.

If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the price you paid for it.

Our common stock does not trade on any exchange or interdealer quotation system and an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained. You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.

We will need to remain in compliance with our reporting requirements to the SEC to maintain our quotation on the OTC Bulletin Board, once quoted.

If and when we start trading on the OTC Bulletin Board we will need to timely file our periodic reports with the SEC or risk losing our quotation. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers will not be permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if the issuer does not make their required filing during that time. A fifth character of "E" in a security's trading symbol is used to denote securities that FINRA believes are delinquent in their required filings; securities so denoted will be removed from the OTCBB after the applicable grace period expires.

There is no guarantee that we will be quoted for trading.

There is no guarantee that we will be listed for trading on the OTC Bulletin Board or any other trading market.  If our stock is not listed for trading it will be difficult or impossible for you to sell or trade your stock.

We do not expect to pay dividends in the foreseeable future.

We do not currently pay dividends nor do we anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.

The Board of Directors can restrict the transfer of our shares.

Our bylaws allow the Board of Directors to restrict the transfer of our shares if it is determined to be in the best interest of the Company. This may mean that a holder of our shares may not be able to sell or transfer their shares during such time and could adversely affect the value of the shares.

We have the ability to issue additional shares that may cause dilution to our current shareholders.

We amended our articles of incorporation on February 14, 2011 to allow us to issue up to 250,000,000 common shares. We previously had an unlimited number of shares. Because we have less than 10,000,000 common shares currently issued, the ability to issue up to 250,000,000 common shares could cause dilution and adversely affect the value of any shares purchased from the selling shareholders.

ITEM 2. PROPERTIES

We maintain 3,000 square feet of office, research and development space in Niagara on the Lake, Ontario Canada. The property is owned by our director and officer, Richard Zirger. The rental cost is $1,100 per month, payment of which has been deferred. There is an agreement between Mr. Zirger and us to reimburse his company RA Zirger Holdings, Inc, for the rent, but there is no written lease agreement between the parties.

Since April 1, 2012, we have rented space from our director and officer, Richard Zirger. We are currently using the barn and basement for storage of tractors, related parts, office equipment and records. The lease is on a month to month basis.  We have no formal agreement with Richard Zirger, but it is understood that we will issue shares of our common stock to him or to his company RA Zirger Holdings, Inc. at a later date to cover the costs.

We do not currently own or lease a facility sufficient for us to assemble or manufacture our electric tractors. We have not contracted with any 3rd party assembler or manufacturer nor have secured a location where we can assemble the tractors.

ITEM 3. LEGAL PROCEEDINGS

There is no current pending or threatened litigation.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and director in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY

Market Information

Our common stock is not quoted on any exchange or interdealer quotation system and there is no trading market for our common stock.

Holders

As of December 31, 2013, we had approximately 1,200 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

 None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Statement contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Electric Tractor, Inc. (Formerly Tabularasa, Inc.)  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Business Overview

We are a Canadian company that designs, produces and markets electric tractors that are based on our patented electronic drive system. The original electric tractors using this patented technology, the Electric OX, were produced by Electric Tractor Corporation of Baden, Ontario (the “Baden Company”), between 1998 and 2005. In 2010 we acquired the patent to the electronic drive system along with some other assets that were originally owned by the Baden Company.  We are currently developing a new generation of electric utility tractors called the Electric OX2 utility Tractor. It is expected that we will require $2.5 million in investment over the next 2 years to execute our business plan.

Critical Accounting Policies

Nature of Business

We incorporated in the State of Wyoming on August 14, 2006 as Tabularasa Corp. We intend to become a designer and manufacturer of advanced eco-friendly electric-powered utility tractors and attachments.  On March 19, 2010, we changed our name to Electric Tractor Corp.

Basis of Presentation

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. We have adopted a December 31 fiscal year end.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments

Our financial instruments consist of accrued expenses, related parties, and advances received from our majority shareholder, RA Zirger Holdings, Inc., which is controlled by our director and officer, Richard Zirger. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, we had $-0- of cash equivalents.

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $-0- during the years ended December 31, 2013 and 2012.

Research and Development

We incur research and development costs to develop our new and next-generation products.  Our products reach technological feasibility shortly before the products are released and therefore research and development costs are expensed as incurred.

Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, we test our intangible assets for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.

We apply the provisions of ASC Topic 350, requiring that intangible assets that have indefinite lives are not amortized but are subject to an annual impairment test or more frequent test if indicators of impairment exist. Management has determined that the intangible assets as of December 31, 2013 were fully impaired in the amount of $10,000.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

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

Comprehensive Income

We have established standards for reporting and displaying of comprehensive income, its components and accumulated balances.  When applicable, we disclose this information on its Statement of Stockholders’ Deficit.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have not had any significant transactions that are required to be reported in other comprehensive income.

Stock-Based Compensation

As of December 31, 2013, we have not issued any share-based payments to our employees.  Under the modified prospective method we use, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue from August 14, 2006 (inception) to December 31, 2013.

Gross Profit

During the period from August 14, 2006 (inception) to December 31, 2013, we realized an accumulated deficit of $362,674. This deficit is comprised of continuous development expenses and maintenance of presentation materials and our web site.

Inventory

For the year December 31, 2013 we recorded a write-down of $0 compared to a write-down of $8,094 for December 31, 2012 pertaining to inventory consisting of demonstration units on hand. There have been no write-downs in previous years.

Research and Development Expense

Our largest expense in the year end December 31, 2013 was research and development, it totaled $137,315 for the year compared to $0 for the same period in 2012 and $137,315 since August 14, 2006 (inception).

Professional Fees

Our Professional Fees increased from $ 8,083 for the year end December 31, 2012 to $ 15,871 for the year end December 31, 2013. Professional fees include our Audit Fees, Legal Fees for patent registration and SEC registration and advisory work.

General Operating Expense

Our general and administrative expenses decreased to $0 for the year ended December 31, 2013 as compared with $1,674 for the year ended December 31, 2012. We incurred $4,710 and $534 for office supplies in 2013 and 2012 respectively.

Our rent increased to $ 13,200 for the year ended December 31, 2013 as compared to $ 9,900 for the year ended December 31, 2012.

Costs for maintaining our patents increased to $6,289 for 2013 as compared with $0 in 2012.

Net Loss

We realized a net loss of $242,393 for the year ended December 31, 2013 as compared to a loss of $56,106 for the year ended December 31, 2012.

Liquidity and Capital Resources

We currently have $0 of inventory and $0 cash on hand.  Therefore, in order to carry on our business, we must obtain additional capital.

We currently have limited financial resources available. Our continued existence is strongly dependent upon our ability to raise capital and to successfully develop market and sell our products.  We plan to raise working capital through equity and/or debt offerings and future profitable operations.  However, we make no assurances that such additional capital is, or will be available.  We have a limited financial history of operations from which to evaluate our future prospects, including our ability to develop a wide base of customers for our products and services. We may encounter expenses and delays in marketing our products and services, problems with securing additional customers, or other unanticipated problems. If we are not successful in developing a broad enough market for our products and services, our ability to generate sufficient revenue to sustain our operations would be adversely affected. Our auditor’s report raises substantial doubt about our ability to continue as a going concern. This disclosure may make it more difficult for us to raise the capital needed to begin assembly.

Sources of Liquidity

Since we initiated our business operations in 2010, our operations have been funded primarily by loans from R.A. Zirger Holdings Inc., a company controlled by our Director and officer, Richard Zirger and his wife.  From inception through the period ended December 31, 2013, our operations were funded by loans from RA Zirger Holdings Inc. in the amount of $277,677. For the year ended December 31, 2013, 2012 we were funded by loans from RA Zirger Holdings Inc. in the amount of $174,672 and $36,035 respectively.

We continue to actively seek investment capital.  At the present time our limited operations rely on funding from our majority shareholder, RA Zirger Holdings, Inc.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Electric Tractor Corp.

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Electric Tractor Corp.
Niagara On The Lake Ontario, Canada

We have audited the accompanying balance sheets of Electric Tractor Corp. as of December 31, 2013 and 2012, and the related statements of operations, stockholder’ deficit, and cash flows for the years then ended and for the period from August 14, 2006 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Tractor Corp. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended and the period from August 14, 2006 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Electric Tractor Corp. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

March 19, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com
June 10, 2014

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electric Tractor Corp.
Niagara on the Lake, Ontario, Canada

To Whom It May Concern:

Silberstein Ungar, PLLC hereby consents to the use in the Form 10-K, Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934, filed by Electric Tractor Corp. of our report dated March 19, 2014, relating to the financial statements of Electric Tractor Corp. as of and for the years ending December 31, 2013 and 2012 and for the period from August 14, 2006 (inception) to December 31, 2013.

Sincerely,

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Inventory	$0	$0

Other Assets
Patents and technologies	0	10,000

TOTAL ASSETS	$0	$10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$5,693	$2,600
Accrued expenses – related parties	68,255	13,627
Advances from officer	277,677	103,005
Total Liabilities	351,625	119,232

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 250,000,000 shares authorized, 9,487,016 shares issued and outstanding	9,487	9,487
Additional paid-in capital	1,562	1,562
Deficit accumulated during the development stage	(362,674)	(120,281)
Total Stockholders’ Deficit	(351,625)	(109,232)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$10,000

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO DECEMBER 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	Period from August 14, 2006 (Inception) to December 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and administrative	0	1,674	2,146
Research and development	137,315	0	137,315
Insurance	0	0	1,349
Office supplies	4,710	534	7,298
Consulting	54,628	26,971	97,220
Professional fees	15,871	8,083	42,811
Patents and technologies impairment	10,000	0	10,000
Inventory impairment	0	8,094	8,094
Patent maintenance	6,289	0	6,289
Rent	13,200	9,900	44,850
Repairs and maintenance	380	850	2,569
Utilities	0	0	2,733
TOTAL OPERATING EXPENSES	242,393	56,106	362,674

LOSS BEFORE INCOME TAXES	(242,393)	(56,106)	(362,674)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(242,393)	$(56,106)	$(362,674)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,487,016	9,487,016

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO DECEMBER 31, 2013

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Shares Issued at Inception	1,048,743	$1,049	$-	$-	$1,049

Net loss for the period ended December 31, 2006	-	-	-	(1,049)	(1,049)

Balance, December 31, 2006	1,048,743	1,049	-	(1,049)	-

Net loss for the year ended December 31, 2007	-	-	-	-	-

Balance, December 31, 2007	1,048,743	1,049	-	(1,049)	-

Net loss for the year ended December 31, 2008	-	-	-	-	-

Balance, December 31, 2008	1,048,743	1,049	-	(1,049)	-

Net loss for the year ended December 31, 2009	-	-	-	(1,750)	(1,750)

Balance, December 31, 2009	1,048,743	1,049	-	(2,799)	(1,750)

Common shares issued in exchange for assets	8,438,273	8,438	1,562	-	10,000

Net loss for the year ended December 31, 2010	-	-	-	(6,550)	(6,550)

Balance, December 31, 2010	9,487,016	9,487	1,562	(9,349)	1,700

Net loss for the year ended December 31, 2011	-	-	-	(54,826)	(54,826)

Balance, December 31, 2011	9,487,016	9,487	1,562	(64,175)	(53,126)

Net loss for the year ended December 31, 2012	-	-	-	(56,106)	(56,106)

Balance, December 31, 2012	9,487,016	9,487	1,562	(120,281)	(109,232)

Net loss for the year ended December 31, 2013	-	-	-	(242,393)	(242,393)

Balance, December 31, 2013	9,487,016	$9,487	$1,562	$(362,674)	$(351,625)

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO DECEMBER 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	Period from August 14, 2006 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(242,393)	$(56,106)	$(362,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory impairment	0	8,094	8,094
Patents and technologies impairment	10,000	0	10,000
Changes in assets and liabilities:
(Increase) in inventory	0	0	(8,094)
Increase (decrease) in accrued expenses	3,093	(1,650)	5,693
Increase in accrued expenses – related parties	54,628	13,627	68,255
Net Cash Used in Operating Activities	(174,672)	(36,035)	(278,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from officer	174,672	36,035	277,677
Proceeds from sale of common stock	0	0	1,049
Net Cash Provided by Financing Activities	174,672	36,035	278,726

NET INCREASE IN CASH	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common shares issued in exchange for assets	$0	$0	$10,000

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company was incorporated in the State of Wyoming on August 14, 2006 as Tabularasa Corp. The Company intends to become a manufacturer of advanced eco-friendly electric-powered utility tractors and attachments.  On March 19, 2010, the Company changed its name to Electric Tractor Corp.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of accrued expenses, accrued expenses – related parties and advances received from an officer. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had $-0- of cash.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- during the years ended December 31, 2013 and 2012.

Research and Development
We incur research and development (“R&D”) costs to develop our new and next-generation products.  Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets
In accordance with ASC 350, Goodwill and Other Intangible Assets, the Company tests its intangible assets for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.

The Company applies the provisions of ASC Topic 350, requiring that intangible assets that have indefinite lives are not amortized but are subject to an annual impairment test or more frequent test if indicators of impairment exist. Management has determined that the intangible assets as of December 31, 2013 were fully impaired in the amount of $10,000.

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

Income Taxes
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

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Deficit.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Stock-Based Compensation
As of December 31, 2013, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

Basic Loss Per Share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of December 31, 2013.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at December 31, 2013 of $5,693 consisted of $2,800 owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements, as well as, $1,389 for edgarizing services, $1,315 for website maintenance, and $190 of travel costs.

Accrued expenses at December 31, 2012 of $2,600 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTY

At December 31, 2013 and 2012, the Company had accrued consulting fees owed to two officers of $68,255 and $13,627, respectively. See Note 6.

NOTE 5 – CAPITAL STOCK

The Company has 250,000,000 shares of $0.001 par value common stock authorized.

At inception, the Company issued 1,048,743 shares of common stock for cash proceeds of $1,049.

On January 2, 2010, the Company acquired patents and technology assets of having a fair value of $10,000 in exchange for 8,438,273 shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 and 2012, the Company incurred consulting fees of $54,628 and $13,627, respectively, related to two officers. As of December 31, 2013 and 2012, the Company has a balance due to the two officers of $68,255 and $13,627, respectively. See Note 4.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

An officer of the Company, through a related company, has advanced funds to be used for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  During the years ended December 31, 2013 and 2012, the Company received $174,672 and $36,035, respectively. The total amount due to the officer was $277,677 and $103,005 at December 31, 2013 and 2012, respectively.

On April 1, 2013, the Company entered into an agreement with an officer to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. During the year ended December 31, 2013 and 2012, the Company accrued $13,200 and $9,900, respectively, for rent which was part of the increase in the amount due to the officer.

NOTE 7 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $362,674 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current loss from operations	$82,414	$19,076
Less: valuation allowance	(82,414)	(19,076)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$123,309	$40,895
Less: valuation allowance	(123,309)	(40,895)
Net deferred tax asset	$0	$0

At December 31, 2013, the Company had an unused net operating loss carryover of $362,674 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with an officer on April 1, 2013 to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. See Note 6.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 9 – INVENTORY IMPAIRMENT

The Company’s inventory consisted of used, demonstration tractors. As of December 31, 2012, the Company impaired the full value of their inventory as we determined it was no longer worth its carrying value and was needed as demonstration equipment for the company and will not be resold. The total impairment charge was $8,094.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our Chief Executive and Financial Officer, as appropriate, to allow him to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Based on this evaluation, our Chief Executive and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to our Chief Executive and Financial Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

1.	Due to our small size and lack of resources, we do not have sufficient accounting staff to allow timely decisions regarding disclosures.

2.	We do not have sufficient accounting staff to allow for segregation of accounting or management duties.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We are working to develop sustainable processes of our own; however, the lack of capital and our relatively small size has made it difficult for us to quickly design, implement and test sustainable processes adequate to remediate the notated material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified material weaknesses in our internal control over financial reporting as described above. Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director and Executive Officer

We have one director, who also serves as our CEO and CFO, as set forth below. We have also included our two consultants in the chart. We do not consider these consultants to be Executive Officers. Our current director will serve until the next annual meeting of shareholders or until his successor is elected or appointed and qualified.

Name	Age	Position
Richard Zirger	72	CEO, CFO, Director since Jan 2, 2010
Donald Carr	67	President
Douglas Galbraith	68	VP, Marketing

Biographies and Qualifications of Our Executive Officers and Director.

The biographies of our executive officer and director and our two consultants, including certain information regarding the director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company, are as follows:

Richard A. Zirger
Chief Executive Officer, Chief Financial Officer and Director

In 1965 Richard Zirger entered the electronics industry in California, gaining significant manufacturing experience at companies such as ITT Communications Division, Gauss Electrophysics Inc. and Burroughs Corporation. In his early twenties, Mr. Zirger assumed the responsibility of Central Coordinator for seven of Burroughs’s production plants around the world. In 1970, he was a key member of a Burroughs’ management team responsible for starting a new production facility in Mexico. On completion, Mr. Zirger returned to Canada, where he attended Queen’s University obtaining a Bachelor of Commerce degree in 1975. After articling with Arthur Anderson Chartered Accountants in Toronto, Richard became comptroller for an automotive manufacturer and distributor in 1978. In 1980 he founded ELREG Distributors Ltd., a rotating electrical supply company, where he served as President and CEO for the past thirty-one years. During this time Richard started or acquired a number of companies relating to the DC motor field. His interest in DC performance and technology provided a number of entries into companies in the research and development stage where his unique ‘value-added’ led to becoming a significant member of the owner group. He has participated in the electric vehicle business for the past 35 years.

Additionally, Mr. Zirger is the president and CEO of the following private companies:

Company	Start Date	Product/Industry
Omega 5 Technologies Inc.	March 17, 2003	Cosmetic Tools
737553 Ontario Inc. operating as Titan Motor Technologies Inc.	September 23, 1987	DC Motor Development and Research
Hybrid Utilities Inc.	August 2006	Development of Accumulator to produce Power
AVT-Meg Power Ltd.	May 26 2008	Manufacture of Power Generators
GROMAXX TECHNOLOGIES INC.	April 2009	Greenhouse Growing Systems Development
RA Zirger Farms	1972	Grower of Peaches

While Mr. Zirger is the president and CEO of the companies listed above, he intends to devote substantially all of his time to Electric Tractor Corp., as the others companies do not require his daily attention. It is not anticipated that there will be any conflicts between the entities. In the case of a conflict, the above listed companies have other management personnel that will make decisions for those entities.

Donald H. Carr

President

Mr. Carr holds a B.A. in Economics and Geography from the University of Toronto and an M.B.A. from the Ivey School of Business at the University of Western Ontario. He has a solid background in sales and marketing management at Bell, Xerox and Northern Telecom. In previous roles as President, he has led three business operations, each of whom are leaders in their respective business sector, including Mary Kay Cosmetics Ltd., Manitoba Telecom Services and the Inuvialuit Development Corporation. For the past decade he has transitioned into sustainable development initiatives, including leading the commercialization and international expansion of green technology subsidiaries of NOTRA Inc., an environmental engineering practice. He has contributed to the strategic and operational planning of Electric Tractor Corp. since 2009.

Douglas Galbraith

VP Marketing

Following obtaining his B.A. in Marketing from Ryerson Polytechnic Institute Mr. Galbraith served in both the Canadian Armed Forces and the Royal Air Force in Great Britain as a transport pilot and squadron adjutant. Upon his return to Canada he entered the travel industry in corporate development. During the last 20 years, he has been an entrepreneur and management consultant working on both independently and with major international consulting firms (Runzheimer and TRX Inc). Mr. Galbraith excels in the development of new markets, particularly for emerging organizations. He founded, grew and sold three companies. He has fully immersed himself in our start-up activities and has laid the groundwork for the overall marketing thrust in North America.

Other Involvement in Certain Legal Proceedings

Neither our director or executive officers have been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

During the fiscal year ended December 31, 2013, our director and officer did not file reports under Section 16(a) of the Securities Exchange Act of 1934. The Company believes such director and officer will file such reports promptly.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation should be provided to our Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Executive ad Director Compensation

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of the Company’s other most highly compensated consultants (we do not consider these consultants to be Executive Officers) who were serving as executive officers at December 31, 2013 and during the past two fiscal years.

Summary Compensation Table for the Fiscal Years Ended December 31, 2012 and 2013

Executive (1)	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation (2)
Richard Zirger	2013	-	-	-	-	-
	2012	-	-	-	-	-
Donald Carr	2013	-	-	-	-	$12838
	2012	-	-	-	-	5118
Douglas Galbraith	2013	-	-	-	-	$41790
	2012	-	-	-	-	8509
____________
(1)	Our current officer and consultants do not have written employment agreements with the Company. Mr. Carr and Mr. Galbraith serve as consultants to the Company.
(2)	The amounts listed in this column reflect consulting fees owed to Donald Carr and Douglas Galbraith. These amounts have been deferred and are listed on our financial statements as consulting fees.

Option Grants to Our Named Executive Officers

No options have been granted to our named executive officers during the last two fiscal years.

Employment Agreements with Our Named Executive Officers

We have not entered into any written compensation agreements with our current officer or consultants. However we have oral consulting agreements with Mr. Carr and Mr. Galbraith. Pursuant to these agreements we have incurred consulting fees totaling $54,678 and $13,627 for the years ended December 31, 2013 and 2012, respectively. We have deferred these payments and as of December 31, 2013 we owe Messrs. Carr and Galbraith $17,956 and $50,299, respectively. Under these agreements it is understood that we intend to issue shares in satisfaction of the amounts owed to Messrs. Carr and Galbraith if and when we have trading shares.

Director Compensation

We have not paid any compensation to our director during the last two fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2012 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Richard Zirger (2) 59 Hunter Rd Niagara on the Lake, ON L0S 1J0 Canada	7,126,273	75%

All officers and directors as a group (1 person)	7,126,273	75%
____________
(1)
Applicable percentage ownership is based on 9,487,016 shares of common stock outstanding as of December 31, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2013 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 7,126,273 shares held by RA ZIRGER HOLDINGS INC. Our sole Director, CFO and CEO, Mr, Zirger, has voting and depository control over these shares.

Stockholders Known by Us to Own Over 5% of Our Common Stock
Name and Address of Beneficial Owner	Shares Owned	Shares-Rights to Acquire	Total Number	Percent of Shares Beneficially Owned (1)

Robert Matthies (2) 273 Parkview Hills Dr. Cobourg, Ontario K9A 5S3	1,312,000		1,312,000	13.8%

(1)
Applicable percentage ownership is based on 9,487,016 shares of common stock outstanding as of December 31, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2013 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,312,000 shares held in trust for the benefit of the Staront shareholders, a former Canadian company.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2013 and 2012, we incurred $54,628 and $13,627 respectively in consulting fees owed to Donald Carr, our President and Douglas Galbraith, our Vice President and Marketing Executive. The amounts owed to Messrs. Carr and Galbraith were deferred. As of December 31, 2013 and 2012, we had a balance due to Messrs. Carr and Galbraith of $17,956 and $50,299, respectively. We have no written agreement with these officers, but it is understood that we may satisfy the amounts owed to them by issuing shares to them at a later date.

R.A. Zirger Holdings Inc., owned 50% by Richard Zirger and 50% by his wife, has advanced funds to us for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  During the years ended December 31, 2013 and 2012, we received $174,672 and $36,035, respectively. The total amount due to RA Zirger Holdings Inc. was $277,677 and $103,005 at December 31, 2013 and 2012, respectively.  We have no formal agreement with R.A. Zirger Holdings Inc, but it is understood that we will issue shares to the entity at a later date to cover the cost.

On April 1, 2012, we entered into an agreement with our Director, CEO and CFO, Richard Zirger to rent space in his barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. During the year ended December 31, 2013 and 2012, the Company accrued $13,200 and $9,900, respectively, for rent which was part of the increase in the amount due to the Mr. Zirger.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting and audit expenses for the year end December 31, 2013 was $5,350, and for the year ended December 31, 2012 was $4,850 respectively ..

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on 10-K.

1.	FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2013 and 2012
Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from August 14, 2006 (inception) to December 31, 2013
Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012 and for the period from August 14, 2006 (inception) to December 31, 2013
Statements of Cash Flows for the years ended December, 2013 and 2012 and for the period from August 14, 2006 (inception) to December 31, 2013
Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

Exhibit	Description
3.1	Articles of Incorporation for Tabularasa Corp., dated August 14, 2006 (filed as Exhibit 3.1(I) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.2	Articles of Amendment for Tabularasa Corp., dated March 19, 2010 (filed as Exhibit 3.1(II) to the S-1filed November 2, 2012, and incorporated herein by reference).

3.3	Bylaws of Electric Tractor Corp. (filed as Exhibit 3.2 to the S-1 filed December 2, 2010, and incorporated herein by reference).

3.4	Articles of Amendment for Electric Tractor Corp., dated February 25, 2011 (filed as Exhibit 3.1(III) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.5	Bylaws of Electric Tractor, as amended (filed as Exhibit 3.2(I) to the S-1/A filed March 15, 2011, and incorporated herein by reference).

10.1	Assignment of Plastics Intellectual Property, dated December 30, 2007 (filed a Exhibit 10.2 to the S-1/A filed March 15, 2011, and incorporated herein by reference).

10.2	Asset Purchase Agreement between Electric Tractor Corp. and Tabularasa Corp., dated January 2, 2010 (filed as Exhibit 10.1 to the S-1/A filed March 14, 2013, and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U,S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Report of Swallow Acoustic Consultants, Ltd., dated December 24, 2012 (filed as Exhibit 99.1 to the S-1/A filed March 14, 2013, and incorporated herein by reference).

99.2	Development Agreement between Electric Tractor Corp. and Clearpath Robotics, dated June 1, 2012 (filed as Exhibit 99.2 to the S-1/A filed July 24, 2013, and incorporated herein by reference).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

         * Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC TRACTOR CORP.

Date: June 13, 2014	By:	/s/ Richard Zirger
Richard Zirger
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Zirger	Director, Chief Executive Officer, and Chief Financial Officer	June 13, 2014
Richard Zirger	(Principal Executive Officer and Principal Financial Officer)