Form 10-Q
period 2014-03-31
Electric Tractor Corp.
filed 2014-06-25
CIK 1506325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☑ No ☐

As of March 31, 2014 we had 9,487,016 shares of common stock issued and outstanding.

ELECTRIC TRACTOR CORP.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Inventory	$0	$0

Other Assets
Patents and technologies	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$850	$5,693
Accrued expenses – related parties	92,649	68,255
Advances from officer	287,770	277,677
Total Liabilities	381,269	351,625

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 250,000,000 shares authorized, 9,487,016 shares issued and outstanding	9,487	9,487
Additional paid-in capital	1,562	1,562
Deficit accumulated during the development stage	(392,318)	(362,674)
Total Stockholders’ Deficit	(381,269)	(351,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO MARCH 31, 2014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from August 14, 2006 (Inception) to March 31, 2014

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and administrative	0	0	2,146
Research and development	0	0	137,315
Insurance	0	0	1,349
Inventory impairment	0	0	8,094
Office supplies	350	511	7,648
Consulting	24,394	22,504	121,614
Patent maintenance	435	0	6,724
Patents and technologies impairment	0	0	10,000
Professional fees	1,165	6,206	43,976
Rent	3,300	3,300	48,150
Repairs and maintenance	0	0	2,569
Utilities	0	0	2,733
TOTAL OPERATING EXPENSES	29,644	32,521	392,318

NET LOSS BEFORE INCOME TAXES	(29,644)	(32,521)	(392,318)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(29,644)	$(32,521)	$(392,318)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,487,016	9,487,016

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
AS OF MARCH 31, 2014

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Shares Issued at Inception	1,048,743	$1,049	$-	$-	$1,049
Net loss for the year ended December 31, 2006	-	-	-	(1,049)	(1,049)
Balance, December 31, 2006	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2007	-	-	-	-	-
Balance, December 31, 2007	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2008	-	-	-	-	-
Balance – December 31, 2008	1,048,707	1,049	-	(1,049)	-
Common shares issued for cash	36	-	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	(1,750)	(1,750)
Balance – December 31, 2009	1,048,743	1,049	-	(2,799)	(1,750)
Common shares issued in exchange for assets	8,438,273	8,438	1,562	-	10,000
Net loss for the year ended December 31, 2010	-	-	-	(6,550)	(6,550)
Balance, December 31, 2010	9,487,016	9,487	1,562	(9,349)	1,700
Net loss for the year ended December 31, 2011	-	-	-	(54,826)	(54,826)
Balance, December 31, 2011	9,487,016	9,487	1,562	(64,175)	(53,126)
Net loss for the year ended December 31, 2012	-	-	-	(56,106)	(56,106)
Balance, December 31, 2012	9,487,016	9,487	1,562	(120,281)	(109,232)
Net loss for the year ended December 31, 2013	-	-	-	(242,393)	(242,393)
Balance, December 31, 2013	9,487,016	9,487	1,562	(362,674)	(351,625)
Net loss for the three months ended March 31, 2014	-	-	-	(29,644)	(29,644)
Balance, March 31, 2014	9,487,016	$9,487	$1,562	$(392,318)	$(381,269)

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO MARCH 31, 2014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from August 14, 2006 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,644)	$(32,521)	$(392,318)
Impairment of inventory	0	0	8,094
Patents and technologies impairment	0	0	10,000
Changes in assets and liabilities:
Increase in inventory	0	0	(8,094)
Increase (decrease) in accrued expenses	(4,843)	(1,750)	850
Increase in accrued expenses – related parties	24,394	4,004	92,649
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,093)	(30,267)	-288,819

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from officer	10,093	30,267	287,770
Proceeds from sale of common stock	0	0	1,049
CASH FLOWS FROM FINANCING ACTIVITIES	10,093	30,267	288,819

NET INCREASE IN CASH	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH FINANCING TRANSACTIONS:
Common shares issued in exchange for assets	$0	$0

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business
The Company was incorporated in the State of Wyoming on August 14, 2006 as Tabularasa Corp.  The Company intends to become a manufacturer of advanced eco-friendly electric-powered utility tractors and attachments.  On March 19, 2010, the Company changed its name to Electric Tractor Corp.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments
The Company’s financial instruments consist of accrued expenses, accrued expenses – related parties, and advances received from an officer. The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Comprehensive Income
The Company has established standards for reporting and displaying of comprehensive income, its components and accumulated balances.  When applicable, the Company discloses this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At March 31, 2014, the Company had $-0- of cash.

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

Stock-based Compensation.
For the period ended March 31, 2014, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the estimated fair value on the grant date.

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

Research and Development
The Company incurs research and development (“R&D”) costs to develop its new and next-generation products.  The Company’s products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- during the three month periods ended March 31, 2014 and 2013.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company has not had any revenue as of March 31, 2014, has negative working capital, and has not completed its efforts to establish a stabilize source of revenues sufficient to cover operating costs over an extended period of time.

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

Note 3. Accrued Expenses

At March 31, 2014, the Company has accrued fees owed to its outside accounting firm of $850, for services related to the quarter. Accrued expenses at December 31, 2013 of $5,693 consisted of $2,800 owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements, as well as, $1,389 for Edgarizing services, $1,315 for website maintenance, and $190 for travel costs.

Note 4. Accrued Expenses – Related Parties

At March 31, 2014 and December 31, 2013, the Company had accrued consulting fees owed to two officers of $92,649 and $68,255, respectively. See Note 6.

Note 5. Capital Stock

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

Note 6. Related Party Transactions

During the three months ended March 31, 2014 and 2013, the Company incurred consulting fees of $24,394 and $22,504, respectively, related to two officers. As of March 31, 2014 and December 31, 2013, the Company has a balance due to the two officers of $92,649 and $68,255, respectively. See Note 4.

On April 1, 2013, the Company entered into an agreement with an officer to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. During the three months ended March 31, 2014 and 2013, the Company incurred rent expense of $3,300 and $3,300, respectively, for rent to the officer.

Note 7. Income Taxes

The provision for Federal income tax consists of the following for the three months ended:

	March 31, 2014	March 31, 2013
Federal income tax benefit attributable to:
Current loss from operations	$10,100	$11,000
Less: valuation allowance	(10,100)	(11,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$133,409	$123,309
Less: valuation allowance	-133,409	(123,309)
Net deferred tax asset	$-	$-

At March 31, 2014, the Company had an unused net operating loss carryover approximating $392,318 that is available to offset future taxable income; it expires beginning in 2028.

Note 8. Advances from Officer

An officer of the Company has advanced funds to be used for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  The total advances received and due back to the officer totaled $287,770 and $277,677 at March 31, 2014 and December 31, 2013, respectively.

Note 9. Commitments and Contingencies

The Company entered into an agreement with an officer on April 1, 2013 to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. See Note 6.

Note 10. Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Critical Accounting Policies and Estimates

General

This management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 13, 2014.

Comparison of Three Months ended March 31, 2014 and 2013

Revenues

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue from August 14, 2006 (inception) to March 31, 2014.

Gross Profit

During the period from August 14, 2006 (inception) to March 31, 2014, we realized an accumulated deficit of $392,318. This deficit is primarily comprised of continuous development expenses and maintenance of presentation materials and our web site.

Consulting Fees

Our largest expense for the quarter ended March 31, 2014 was consulting fees in the amount of $24,394 as compared with $22,504 for the same period in 2013. Consulting fees consisted of fees owed to our President and Vice President of Marketing for their services. As of March 31, 2014, we had an accumulated balance owed to these officers in the amount of $92,649.

Professional Fees

Our Professional Fees decreased to $1,165 for the quarter ended March 31, 2014 as compared to $6,206  for the quarter ended March 31, 2013. Professional fees includes our Audit Fees, Legal Fees for patent registration and SEC registration and advisory work.

General Operating Expense

We incurred $350 and $511 for office supplies in the quarters ended March 31, 2014 and 2013, respectively.

Our rent was $3,300 for both the quarters ended March 31, 2014 and 2013.

Costs for maintaining our patents increased to $435 for the quarter ended March 31, 2014 as compared with $0 in the same period of 2013.

Net Loss

We realized a net loss of $29,644 for the quarter ended March 31, 2014 as compared to a loss of $32,521 for the quarter ended March 31, 2013.

Liquidity and Capital Resources

Since we initiated our business operations in 2010, our operations have been funded primarily by loans from RA Zirger Holdings, Inc., a company controlled by our Director and officer, Richard Zirger. From inception through the period ended March 31, 2014, our operations were funded by loans from RA Zirger Holdings in the amount of $287,770. For the three month period-ended March 31, 2014 we were funded by loans in the amount of $10,093.

We currently have $0 of Inventory and $0 Cash on hand. Therefore, in order to carry on our business, we must obtain additional capital.
We continue to actively seek investment capital. At the present time we continue to rely on funding from our majority shareholder RA Zirger Holdings, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Plan of Operation

It is expected that we will require $2.5 million in investment over the next two years to execute our business plan.  Absent such investment to fund our two-year plan as more fully set forth below, we believe our majority shareholder intends to continue to subsidizing our administrative expenses and that our director and officer will continue to provide his time without charge, during the next 12 months.  While we do not have formal repayment terms for the funds advanced on our behalf, we expect that we will be required to pay back such funding in the future or to issue shares of common stock in lieu of cash.

The initial use of proceeds is to upgrade components in our current controller. We will also be updating the body design to provide improved curb appeal and driver ergonomics. Funds will also be used to finance the startup of the motor and gearbox manufacturing.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of March 31, 2014, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

We have concluded that there are material weaknesses in our disclosure controls and procedures and they were no effective for the following reasons:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations in the future

Item 1A. RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on June 13, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2014, we did not issue or sell any unregistered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation for Tabularasa Corp., dated August 14, 2006 (filed as Exhibit 3.1(I) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.2	Articles of Amendment for Tabularasa Corp., dated March 19, 2010 (filed as Exhibit 3.1(II) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.3	Bylaws of Electric Tractor Corp. (filed as Exhibit 3.2 to the S-1 filed December 2, 2010, and incorporated herein by reference).

3.4	Articles of Amendment for Electric Tractor Corp., dated February 25, 2011 (filed as Exhibit 3.1 (III) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.5	Bylaws of Electric Tractor, as amended (filed as Exhibit 3.2(I) to the S-1/A filed March 15, 2011, and incorporated herein by reference).

10.1	Assignment of Plastics Intellectual Property, dated December 30, 2007 (filed as Exhibit 10.2 to the S-!/A filed March 15, 2011, and incorporated herein by reference).

10.2	Asset Purchase Agreement between Electric Tractor Corp. and Tabularasa Corp., dated January 2, 2010 (filed as Exhibit 10.1 to the S-1/A filed March 14, 2013, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS*	XBRL
101.SCH*	XBRL Taxonomy Extension Scheme (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC TRACTOR CORP.

Date: June 25, 2014	By:	/s/ Richard Zirger
Richard Zirger
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)