Form 10-Q
period 2014-06-30
Electric Tractor Corp.
filed 2014-08-04
CIK 1506325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 333-170932

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☑ No ☐

As of June 30, 2014 we had 9,487,016 shares of common stock issued and outstanding.

ELECTRIC TRACTOR CORP.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

 ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Inventory	$0	$0

Other Assets
Patents and technologies	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$900	$5,693
Accrued expenses – related parties	97,941	68,255
Advances from officer	303,763	277,677
Total Liabilities	402,604	351,625

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 250,000,000 shares authorized, 9,487,016 shares issued and outstanding	9,487	9,487
Additional paid-in capital	1,562	1,562
Deficit accumulated during the development stage	(413,653)	(362,674)
Total Stockholders’ Equity (Deficit)	(402,604)	(351,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$0

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO JUNE 30, 2014

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Period from August 14, 2006 (Inception) to June 30, 2014

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	0	0	0	0	2,146
Research and development	575	0	575	0	137,890
Insurance	0	0	0	0	1,349
Inventory impairment	0	0	0	0	8,094
Office supplies	763	105	1,113	616	8,411
Consulting	7,566	45,317	31,960	67,821	129,180
Patent maintenance	0	0	435	0	6,724
Patents and technologies impairment	0	0	0	0	10,000
Professional fees	9,131	3,414	10,296	9,620	53,107
Rent	3,300	3,300	6,600	6,600	51,450
Repairs and maintenance	0	0	0	0	2,569
Utilities	0	0	0	0	2,733
TOTAL OPERATING EXPENSES	21,335	52,136	50,979	84,657	413,653
NET LOSS BEFORE INCOME TAXES	(21,335)	(52,136)	(50,979)	(84,657)	(413,653)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$(21,335)	$(52,136)	$(50,979)	$(84,657)	$(413,653)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,487,016	9,487,016	9,487,016	9,487,016

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
AS OF JUNE 30, 2014

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Shares Issued at Inception	1,048,743	$1,049	$-	$-	$1,049
Net loss for the year ended December 31, 2006	-	-	-	(1,049)	(1,049)
Balance, December 31, 2006	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2007	-	-	-	-	-
Balance, December 31, 2007	1,048,743	1,049	-	(1,049)	-
Net loss for the year ended December 31, 2008	-	-	-	-	-
Balance – December 31, 2008	1,048,707	1,049	-	(1,049)	-
Common shares issued for cash	36	-	-	-	-
Net loss for the year ended December 31, 2009	-	-	-	(1,750)	(1,750)
Balance – December 31, 2009	1,048,743	1,049	-	(2,799)	(1,750)
Common shares issued in exchange for assets	8,438,273	8,438	1,562	-	10,000
Net loss for the year ended December 31, 2010	-	-	-	(6,550)	(6,550)
Balance, December 31, 2010	9,487,016	9,487	1,562	(9,349)	1,700
Net loss for the year ended December 31, 2011	-	-	-	(54,826)	(54,826)
Balance, December 31, 2011	9,487,016	9,487	1,562	(64,175)	(53,126)
Net loss for the year ended December 31, 2012	-	-	-	(56,106)	(56,106)
Balance, December 31, 2012	9,487,016	9,487	1,562	(120,281)	(109,232)
Net loss for the year ended December 31, 2013	-	-	-	(242,393)	(242,393)
Balance, December 31, 2013	9,487,016	9,487	1,562	(362,674)	(351,625)
Net loss for the six months ended June 30, 2014	-	-	-	(50,979)	(50,979)
Balance, June 30, 2014	9,487,016	$9,487	$1,562	$(413,653)	$(402,604)

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
FOR THE PERIOD FROM AUGUST 14, 2006 (INCEPTION) TO JUNE 30, 2014

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Period from August 14, 2006 (Inception) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(50,979)	$(84,657)	$(413,653)
Impairment of inventory	0	0	8,094
Patents and technologies impairment	0	0	10,000
Changes in assets and liabilities:
Increase in inventory	0	0	(8,094)
Increase (decrease) in accrued expenses	(4,793)	(1,237)	900
Increase in accrued expenses – related parties	29686	8,895	97,941
CASH FLOWS USED IN OPERATING ACTIVITIES	(26086)	(76,999)	(304,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from officer	26086	76,999	303,763
Proceeds from sale of common stock	0	0	1,049
CASH FLOWS FROM FINANCING ACTIVITIES	26086	76,999	304,812

NET INCREASE IN CASH	0	0	0
Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH FINANCING TRANSACTIONS:
Common shares issued in exchange for assets	$0	$0	$10,000

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014 ( unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company was incorporated in the State of Wyoming on August 14, 2006 as Tabularasa Corp. The Company intends to become a manufacturer of advanced eco-friendly electric-power utility tractors and attachments. On March 19, 2010 the Company changed its name to Electric Tractor Corp..

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or, if operations have commenced, there has been no significant revenues therefrom.

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

Comprehensive Income
The Company has established standards for reporting and displaying comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had $0 of cash.

Stock-based Compensation.
For the period ended June 30, 2014, the Company did not issue any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

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

Research and Development
The Company incurs research and development costs to develop its new and next-generation products.  The Company’s products reach technological feasibility shortly before the products are released and therefore research and development costs are expensed as incurred.

Intangible Assets
In accordance with ASC 350, Goodwill and Other Intangible Assets, the Company tests its intangible assets for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.

The Company applies the provisions of ASC Topic 350, requiring that intangible assets that have indefinite lives are not amortized but are subject to an annual impairment test or more frequent test if indicators of impairment exist. Management determined that the intangible assets as of December 31, 2013 were fully impaired in the amount of $10,000.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended June 30, 2014 and 2013.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has no revenues as of June 30, 2014.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – ACCRUED EXPENSES

At June 30, 2014, the Company had accrued fees owed to its outside accounting firm of $900 for services related to that period. Accrued expenses at December 31, 2013 of $5,693 consisted of $2,800 owed to the Company’s outside independent auditors for services rendered, as well as $1,389 for EDGARizing services, $1,315 for website maintenance, and $190 for travel costs.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

At June 30, 2014 and December 31, 2013, the Company had accrued consulting fees owed to two officers of $97,941 and $68,255, respectively. See Note 6.

NOTE 5 – CAPITAL STOCK

The Company has 250,000,000 shares of $0.001 par value common stock authorized.  At inception, the Company issued 1,048,743 shares of common stock for cash proceeds of $1,049.

On January 2, 2010, the Company acquired patents and technology assets of having a fair value of $10,000 in exchange for 8,438,273 shares of common stock.

The Company had 9,487,016 shares of common stock issued and outstanding as of June 30, 2014 and December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2014, the Company incurred consulting fees of $7,566 and $31,960, respectively, related to two officers as compared to $45,317 and $67,821 for the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Company has a balance due to the two officers of $97,941 and $68,255, respectively. See Note 4.

On April 1, 2013, the Company entered into an agreement with an officer to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. During the three and six months ended June 30, 2014 and 2013, the Company incurred rent expense of $3,300 and $6,600, respectively, for rent to the officer.

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following for the six months ended:

	June 30, 2014	June 30, 2013
Federal income tax benefit attributable to:
Current loss from operations	$17,300	$28,780
Less: valuation allowance	(17,300)	(28,780)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$140,609	$123,309
Less: valuation allowance	(140,609)	(123,309)
Net deferred tax asset	$-	$-

At June 30, 2014, the Company had an unused net operating loss carryover approximating $413,600 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 8 – ADVANCES FROM OFFICER

An officer of the Company has advanced funds to be used for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  The total advances received and due back to the officer totaled $303,763 and $277,677 at June 30, 2014 and December 31, 2013, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Overview

We are a Canadian company that designs, produces and markets electric tractors that are based on our patented electronic drive system. The original electric tractors using this patented technology, the Electric OX, were produced by Electric Tractor Corporation of Baden, Ontario (the “Baden Company”), between 1998 and 2005. In 2010, we acquired the patent to the electronic drive system along with some other assets that were originally owned by the Baden Company.  We are currently developing a new generation of electric utility tractors called the Electric OX2 utility Tractor. It is expected that we will require $2.5 million in investment over the next two years to execute our business plan.

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

Comparison of Three Months ended June 30, 2014 and 2013

Revenues

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue from August 14, 2006 (inception) to June 30, 2014.

Gross Profit

During the period from August 14, 2006 (inception) to June 30, 2014, we realized an accumulated deficit of $413,653. This deficit is primarily comprised of continuous development expenses and maintenance of presentation materials and our web site.

Consulting Fees

Our largest expense for the quarter ended June 30, 2014 was consulting fees in the amount of $7,566 as compared with $45,317 for the same period in 2013. $5,292 of the Consulting fees consisted of fees owed to our President and Vice President of Marketing for their services. As of June 30, 2014, we had an accumulated balance owed to these officers in the amount of $97,941.

Professional Fees

Our Professional Fees increased to $9,131 for the quarter ended June 30, 2014 as compared to $3,414 for the quarter ended June 30, 2013. Professional fees includes our Audit Fees, Legal Fees for patent registration and SEC registration and advisory work.

General Operating Expense

We incurred $763 and $105 for office supplies in the quarters ended June 30, 2014 and 2013, respectively.

Our rent was $3,300 for both the quarters ended June 30, 2014 and 2013.

Net Loss

We realized a net loss of $21,335 for the quarter ended June 30, 2014 as compared to a loss of $52,136 for the quarter ended June 30, 2013. The decrease is primarily related to the decrease of $37,751 in consulting expenses, which was partially offset by the increase in professional fees of $5,717.

Liquidity and Capital Resources

Since we initiated our business operations in 2010, our operations have been funded primarily by loans from RA Zirger Holdings, Inc., a company controlled by our director and officer, Richard Zirger. From inception through the period ended June 30, 2014, our operations were funded by loans from RA Zirger Holdings in the amount of $303,763. For the three month period-ended June 30, 2014 we were funded by loans in the amount of $15,994.

We currently have $0 of inventory and $0 cash on hand. Therefore, in order to carry on our business, we must obtain additional capital.

We continue to actively seek investment capital. At the present time, we continue to rely on funding from our majority shareholder RA Zirger Holdings, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Plan of Operation

We expect to need $2.5 million in investment over the next two years to execute our business plan.  Absent such investment to fund our two-year plan, as more fully set forth below, we believe our majority shareholder intends to continue subsidizing our administrative expenses and that our director and officer will continue to provide his time without charge, during the next 12 months.  While we do not have formal repayment terms for the funds advanced on our behalf, we expect that we will be required to pay back such funding in the future or to issue shares of common stock in lieu of cash.

The initial use of proceeds will be used to upgrade components in our current controller. We will also be updating the body design to provide improved curb appeal and driver ergonomics. Funds will also be used to finance the startup of the motor and gearbox manufacturing.

The following represents our expected use of proceeds should we succeed in securing capital:

Manufacturing and production

●	Drive Motors to be purchased from a source that we have identified, $20,000 for the first month and $30,000 per month thereafter for as long as the tractors are being assembled.
●	Frame tooling together with other metal components - $25,000.
●	Most assembly tooling is available, therefore there is no immediate cost. Small tools have to be repurchased as required by the assembly line. Estimated total cost is $10,000.
●	Body design update and tooling – over a 3 month period - $75,000
●	Cutting Motors and Gear Boxes - Estimated at $35,000.
●	Office and Plant - $12,000 for first and last month’s rent. Manpower costs for set up of equipment and production equipment - $6,000 per month, increasing after 4 months.
●	Production Engineer and plant manager - $18,000 per month.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of June 30, 2014, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2014, we did not issue or sell any unregistered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation for Tabularasa Corp., dated August 14, 2006 (filed as Exhibit 3.1(I) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.2	Articles of Amendment for Tabularasa Corp., dated March 19, 2010 (filed as Exhibit 3.1(II) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.3	Bylaws of Electric Tractor Corp. (filed as Exhibit 3.2 to the S-1 filed December 2, 2010, and incorporated herein by reference).

3.4	Articles of Amendment for Electric Tractor Corp., dated February 25, 2011 (filed as Exhibit 3.1 (III) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.5	Bylaws of Electric Tractor, as amended (filed as Exhibit 3.2(I) to the S-1/A filed March 15, 2011, and incorporated herein by reference).

10.1	Assignment of Plastics Intellectual Property, dated December 30, 2007 (filed as Exhibit 10.2 to the S-!/A filed March 15, 2011, and incorporated herein by reference).

10.2	Asset Purchase Agreement between Electric Tractor Corp. and Tabularasa Corp., dated January 2, 2010 (filed as Exhibit 10.1 to the S-1/A filed March 14, 2013, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Scheme (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC TRACTOR CORP.

July 31, 2014	By:	/s/ Richard Zirger
Richard Zirger
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)