Form 10-Q
period 2014-09-30
Electric Tractor Corp.
filed 2014-11-14
CIK 1506325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes ☐   No ☑.

As of October 31, 2014 we had 9,487,016 shares of common stock, $0.001 par value, issued and outstanding.

ELECTRIC TRACTOR CORP.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ELECTRIC TRACTOR CORP.
BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$0	$0

Other Assets
Patents and technologies	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$950	$5,693
Accrued expenses – related parties	97,941	68,255
Advances from officer	313,495	277,677
Total Liabilities	412,386	351,625

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 250,000,000 shares authorized, 9,487,016 shares issued and outstanding	9,487	9,487
Additional paid-in capital	1,562	1,562
Accumulated deficit	(423,435)	(362,674)
Total Stockholders’ Deficit	(412,386)	(351,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Research and development	0	0	575	0
Patent maintenance	0	0	435	0
Office supplies	77	1,726	1,190	2,342
Consulting	1,700	76,981	33,660	144,802
Professional fees	4,705	12,364	15,001	21,984
Rent	3,300	3,300	9,900	9,900
TOTAL OPERATING EXPENSES	9,782	94,371	60,761	179,028

LOSS BEFORE INCOME TAXES	(9,782)	(94,371)	(60,761)	(179,028)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(9,782)	$(94,371)	$(60,761)	$(179,028)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,487,016	9,487,016	9,487,016	9,487,016

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(60,761)	$(179,028)
Changes in assets and liabilities:
(Decrease) in accrued expenses	(4,743)	(250)
Increase (decrease) in accrued expenses – related parties	29,686	(13,627)
Net Cash Used in Operating Activities	(35,818)	(192,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from officer	35,818	192,905
Net Cash Provided by Financing Activities	35,818	192,905

NET INCREASE IN CASH	0	0
Cash, beginning of period	0	0
Cash, end of period	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated in the State of Wyoming on August 14, 2006 as Tabularasa Corp. On January 2, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Electric Tractor Corp. (”ETC”), a company related due to common ownership, and acquired patents and technology assets of ETC having a fair value of $10,000 in exchange for 8,438,273 common shares of the Company.  The Company intends to become a manufacturer of advanced eco-friendly electric-powered utility tractors and attachments.  On March 11, 2011, the Company changed its name to Electric Tractor Corp.

Basis of Presentation

The accompanying interim financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2013.

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

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company will disclose this information on its Statement of Stockholders’ Deficit. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accrued expenses and advances received from an officer. The carrying amounts of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had $0 of cash.

Stock-based Compensation.

For the periods ended September 30, 2014, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended September 30, 2014 and 2013.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no revenues as of September 30, 2014. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – ACCRUED EXPENSES

At September 30, 2014, the Company had accrued fees owed to its outside accounting firm of $950 for services related to the preceding three month period.

Accrued expenses at December 31, 2013 of $5,693 consisted of $2,800 owed to the Company’s outside independent auditors for services rendered, as well as $1,389 for edgarizing services, $1,314 for website maintenance, and $190 for travel costs.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTIES

At September 30, 2014 and December 31, 2013, the Company had accrued consulting fees owed to two officers of $97,941 and $68,255, respectively. See Note 6.

NOTE 5 – CAPITAL STOCK

The Company has authorized 250,000,000 shares common stock with par value of $0.001. At inception, the Company issued 1,048,743 shares of common stock for cash proceeds of $1,049.

On January 2, 2010, the Company acquired patents and technology assets having a fair value of $10,000 in exchange for 8,438,273 shares of common stock.

The Company has 9,487,016 shares of common stock issued and outstanding as of September 30, 2014 and December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2014, the Company incurred consulting fees of $1,700 and $33,660, respectively, related to two officers.

During the three and nine months ended September 30, 2013, the Company incurred consulting fees of $76,981 and $144,802, respectively, related to two officers.

As of September 30, 2014 and December 31, 2013, the Company has a balance due to the two officers of $97,941 and $68,255, respectively. See Note 4.

On April 1, 2013, the Company entered into an agreement with an officer to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. During the three and nine months ended September 30, 2014 and 2013, the Company incurred rent expense of $3,300 and $3,300 and $9,900 and $9,900, respectively, for rent to the officer.

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following for the nine months ended:

	September 30, 2014	September 30, 2013
Federal income tax benefit attributable to:
Current loss from operations	$20,659	$60,870
Less: valuation allowance	(20,659)	(60,870)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$143,968	$123,309
Less: valuation allowance	(143,968)	(123,309)
Net deferred tax asset	$-	$-

At September 30, 2014, the Company had an unused net operating loss carryover approximating $423,400 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 8 – ADVANCES FROM OFFICER

An officer of the Company has advanced funds to be used for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  The total advances received and due back to the officer totaled $313,495 and $277,677 at September 30, 2014 and December 31, 2013, respectively.

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

NOTE10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2014 and our unaudited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 13, 2014.

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Statement contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Electric Tractor, Corp.. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

We are a Canadian company that designs, produces and markets electric tractors that are based on our patented electronic drive system. The original electric tractors using this patented technology, the Electric OX, were produced by Electric Tractor Corporation of Baden, Ontario (the “Baden Company”), between 1998 and 2005. In 2010, we acquired the patent to the electronic drive system along with some other assets that were originally owned by the Baden Company. We intend to develop a new generation of electric utility tractors called the Electric OX2 utility Tractor. It is expected that we will require $2.5 million in investment over the next two years to execute our business plan.

Critical Accounting Policies and Estimates

General

This management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies as disclosed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 13, 2014.

Comparison of Three Months ended September 30, 2014 and 2013

Revenues

Due to our lack of funds, our operations are very limited. As a result, we realized no revenue from August 14, 2006 (inception) to September 30, 2014.

Consulting Fees

Our expense for the three months ended September 30, 2014 of consulting fees decreased to $1,700 as compared with $76,981 for the same period in 2013. As of September 30, 2014, we had an accumulated balance owed to our President and Vice President of Marketing for their services as officers in the amount of $97,941.

Professional Fees

Our professional fees decreased to $4,705 for the three months ended September 30, 2014 as compared to $12,364 for the three months ended September 30, 2013. Professional fees include our accounting fees, legal fees for SEC reporting and advisory work.

General Operating Expense

We incurred $77 and $1,726 for office supplies in the three months ended September 30, 2014 and 2013, respectively.

Our rent was $3,300 for both the three months ended September 30, 2014 and 2013.

Net Loss

We realized a net loss of $9,782 for the three months ended September 30, 2014 as compared to a loss of $94,371 for the three months ended September 30, 2013. The decrease is primarily related to the decrease of $75,281 in consulting expenses.

Comparison of Nine Months ended September 30, 2014 and 2013

Revenues

Due to our lack of funds, our operations are very limited. As a result, we realized no revenue from August 14, 2006 (inception) to September 30, 2014.

Consulting Fees

Our expense for the nine months ended September 30, 2014 of consulting fees decreased to $33,660 as compared with $144,802 for the same period in 2013. $29,686 of the consulting fees consisted of fees owed to our President and Vice President of Marketing for their services. As of September 30, 2014, we had an accumulated balance owed to these officers in the amount of $97,941.

Professional Fees

Our professional fees decreased to $15,001 for the nine months ended September 30, 2014 as compared to $21,984 for the nine months ended September 30, 2013. Professional fees include our accounting fees, legal fees for SEC registration, SEC reporting and advisory work.

General Operating Expense

We incurred $1,190 and $2,342 for office supplies in the nine months ended September 30, 2014 and 2013, respectively.

Our rent was $9,900 for both the nine months ended September 30, 2014 and 2013.

Net Loss

We realized a net loss of $60,761 for the nine months ended September 30, 2014 as compared to a loss of $179,028 for the nine months ended September 30, 2013. The decrease is primarily related to the decrease of $111,142 in consulting expenses.

Liquidity and Capital Resources

Since we initiated our business operations in 2010, our operations have been funded primarily by loans from RA Zirger Holdings, Inc., a company controlled by our director and officer, Richard Zirger and a majority shareholder of the Company. From inception through the period ended September 30, 2014, our operations were funded by loans from RA Zirger Holdings in the amount of $313,495. For the nine month period-ended September 30, 2014 we were funded by loans in the amount of $35,818.

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

The initial use of proceeds will be used to upgrade components in our current controller. We will also be updating the body design of our Electric OX2 utility tractor to provide improved curb appeal and driver ergonomics. Funds will also be used to finance the startup of the motor and gearbox manufacturing.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective, as of September 30, 2014, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2014, we did not issue or sell any unregistered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation for Tabularasa Corp., dated August 14, 2006 (filed as Exhibit 3.1(I) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.2	Articles of Amendment for Tabularasa Corp., dated March 19, 2010 (filed as Exhibit 3.1(II) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.3	Bylaws of Electric Tractor Corp. (filed as Exhibit 3.2 to the S-1 filed December 2, 2010, and incorporated herein by reference).

3.4	Articles of Amendment for Electric Tractor Corp., dated February 25, 2011 (filed as Exhibit 3.1 (III) to the S-1 filed November 2, 2012, and incorporated herein by reference).

3.5	Bylaws of Electric Tractor, as amended (filed as Exhibit 3.2(I) to the S-1/A filed March 15, 2011, and incorporated herein by reference).

10.1	Assignment of Plastics Intellectual Property, dated December 30, 2007 (filed as Exhibit 10.2 to the S-1/A filed March 15, 2011, and incorporated herein by reference).

10.2	Asset Purchase Agreement between Electric Tractor Corp. and Tabularasa Corp., dated January 2, 2010 (filed as Exhibit 10.1 to the S-1/A filed March 14, 2013, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Scheme (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC TRACTOR CORP.

Date: November 13, 2014	By:	/s/ Richard Zirger
Richard Zirger
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)