Form 10-K
period 2014-12-31
Electric Tractor Corp.
filed 2015-04-13
CIK 1506325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

Electric Tractor Corp.
(Exact name of registrant as specified in its charter)

Wyoming	98-0651945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59 Hunter Rd.
Niagara on the Lake, ON LOS 1J0 Canada
(Address of principal executive offices) (Zip Code)

(905) 467-5531
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	none
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2014 was approximately $0.00 based on a total of 2,360,743 shares of the registrant’s common stock held by non-affiliates on December 31, 2014.  The registrant is not currently quoted on any exchange.

The Company has 9,487,016 shares of common stock issued and outstanding as of April 10, 2015

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

The OX2 development program is expected to be completed by September 2015, followed by commissioning of the assembly plant. First deliveries of the OX2 model are anticipated for January 2016. We require funding of $2.5 million to complete our OX2 development program.

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

Research and Development

Our largest expense in the recent year was research and development for the update of certain components for the controller, totaling $7,915 for the year ended December 31, 2014 as compared to $137,315 for the same period in 2013 and $145,230 since August 14, 2006 (inception).

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

Since we initiated our business operations in 2010, our operations have been primarily funded by loans from our majority shareholder, RA Zirger Holdings, Inc., which is controlled by our CEO, Richard Zirger. While we do not have formal repayment terms for the funds advanced on our behalf, we expect that we will be required to pay back such funding in the future or to issue shares of common stock in lieu of cash.  Additionally, there is no guarantee that our CEO or RA Zirger Holdings, Inc. will continue to advance funds for our continued operations.  We have orally agreed to issue shares to repay the funds advanced to us when operation commences. If we choose to issue stock to repay these amounts, our existing stockholders will be diluted and the value of our common stock could decrease.

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

Holders

As of December 31, 2014, we had approximately 1,200 holders of record of our common stock.

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

Cash and Cash Equivalents

We consider all highly liquid investments with the original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, we had $-0- of cash equivalents.

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $-0- during the years ended December 31, 2014 and 2013.

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

Stock-Based Compensation

As of December 31, 2014 we have not issued any share-based payments to our employees.  Under the modified prospective method we use, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations.

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenues

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue from August 14, 2006 (inception) to December 31, 2014.

Research and Development Expense

Research and Development expenses for the year end December 31, 2014  totaled $7,915 r compared to $137,315 for the same period in 2013.

Professional Fees

Our Professional Fees increased from $15,871 for the year end December 31, 2013 to $19,392 for the year end December 31, 2014. Professional fees includes our Audit Fees, Legal Fees for patent registration and SEC registration and advisory work.

Consulting Expenses

Our consulting expenses were$36,422 for the year ended December 31, 2014 compared to $54,628 for the year ended December 31, 2013

General Operating Expense

Our general and administrative expenses increased to $3,049 for the year ended December 31, 2014 as compared with $4,710 for the year ended December 31, 2013

Our rent remained the same for the year at $ 13,200 for the year ended December 31, 2014 and $ 13,200 for the year ended December 31, 2013.

Net Loss

We realized a net loss of $79,976 for the year ended December 31, 2014 as compared to a loss of $242,393 for the year ended December 31, 2013.

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

Sources of Liquidity

Since we initiated our business operations in 2010, our operations have been funded primarily by loans from R.A. Zirger Holdings Inc., a company controlled by our Director and officer, Richard Zirger.  From inception through the period ended December 31, 2014, our operations were funded by loans from RA Zirger Holdings Inc. in the amount of $326,700. For the year ended December 31, 2014, 2013 we were funded by loans from RA Zirger Holdings Inc. in the amount of $49,023 and $174,672 respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELECTRIC TRACTOR CORP.
TABLE OF CONTENTS

DECEMBER 31, 2014

PAGE
Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of December 31, 2014 and 2013	F-4

Statements of Operations for the years ended December 31, 2014 and 2013	F-5

Statement of Stockholders’ Deficit for the period from	F-6
August 14, 2006 (inception) to December 31, 2014

Statements of Cash Flows for the years ended	F-7
December 31, 2014 and 2013

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Electric Tractor Corp.

We have audited the accompanying balance sheet of Electric Tractor Corp. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Tractor Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 10, 2015

1660 South Highway 100
Suite 500
St . Louis Park, MN 55416
630.277.2330

Silberstein Ungar, PLLC CPAs and Business Advisors
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Electric Tractor Corp.
Burlington, Ontario, Canada

We have audited the accompanying balance sheets of Electric Tractor Corp. as of December 31, 2013, and the related statements of operations, stockholder’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Tractor Corp. as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

March 19, 2014

ELECTRIC TRACTOR CORP.
BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current Assets
Inventory	$-	$-

Other Assets
Patents and technologies	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$4,200	$5,693
Accrued expenses – related parties	100,703	68,255
Advances from officer	326,700	277,677
Total Liabilities	431,603	351,625

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 250,000,000 shares authorized, 9,487,016 shares issued and outstanding	9,487	9,487
Additional paid-in capital	1,562	1,562
Deficit accumulated during the development stage	(442,652)	(362,674)
Total Stockholders’ Deficit	(431,603)	(351,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year ended December 31, 2014	Year ended December 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	-	-
Research and development	7,915	137,315
Office supplies	3,049	4,710
Consulting	36,422	54,628
Professional fees	18,957	15,871
Patents and technologies impairment	-	10,000
Patent maintenance	435	6,289
Rent	13,200	13,200
Repairs and maintenance	-	380
TOTAL OPERATING EXPENSES	79,978	242,393

LOSS BEFORE INCOME TAXES	(79,978)	(242,393)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(79,978)	$(242,393)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	9,487,016	9,487,016

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2012	9,487,016	9,487	1,562	(120,281)	(109,232)

Net loss for the year ended December 31, 2013	-	-	-	(242,393)	(242,393)

Balance, December 31, 2013	9,487,016	9,487	1,562	(362,674)	(351,625)

Net loss for the year ended December 31, 2014	-	-	-	(79,978)	(79,978)

Balance, December 31, 2014	9,487,016	$9,487	$1,562	$(442,652)	$(431,603)

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year ended December 31, 2014	Year ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(79,978)	$(242,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory impairment	-	-
Patents and technologies impairment	-	10,000
Changes in assets and liabilities:
(Increase) in inventory	-	-
Increase (decrease) in accrued expenses	(1,493)	3,093
Increase (decrease) in accrued expenses – related parties	32,448	54,628
Net Cash Used in Operating Activities	(49,023)	(174,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from officer	49,023	174,672
Proceeds from sale of common stock	-	-
Net Cash Provided by Financing Activities	49,023	174,672

NET INCREASE IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common shares issued in exchange for assets	$-	$-

See accompanying notes to financial statements.

ELECTRIC TRACTOR CORP.
 NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company was incorporated in the State of Wyoming on August 14, 2006 as Tabularasa Corp. The Company intends to become a manufacturer of advanced eco-friendly electric-powered utility tractors and attachments.  On March 11, 2010, the Company changed its name to Electric Tractor Corp.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had $-0- of cash.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- during the years ended December 31, 2014 and 2013.

Research and Development
We incur research and development (“R&D”) costs to develop our new and next-generation products.  Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred.

Stock-Based Compensation
As of December 31, 2014, the Company has not issued any share-based payments to its employees.  Under the modified prospective method the Company uses, stock compensation expense includes compensation expense for all stock-based compensation awards granted, based on the grant-date estimated fair value.

ELECTRIC TRACTOR CORP.
 NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Recent Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and stockholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

ELECTRIC TRACTOR CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015; however, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues as of December 31, 2014.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at December 31, 2014 of $4,200 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements and for edgarizing services.

Accrued expenses at December 31, 2013 of $5,693 consisted of $2,800 owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements, as well as, $1,389 for edgarizing services, $1,314 for website maintenance, and $190 of travel costs.

NOTE 4 – ACCRUED EXPENSES – RELATED PARTY

At December 31, 2014 and 2013, the Company had accrued consulting fees owed to two officers of $100,703 and $68,255, respectively. See Note 6.

NOTE 5 – CAPITAL STOCK

The Company has 250,000,000 shares of $0.001 par value common stock authorized. At inception, the Company issued 1,048,743 shares of common stock for cash proceeds of $1,049.  On January 2, 1010, the Company acquired patents and technology assets of having a fair value of $10,000 in exchange for 8,438,273 shares of common stock.

The Company has 9,487,016 shares of common stock issued and outstanding as of December 31, 2014 and 2013.

ELECTRIC TRACTOR CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014 and 2013, the Company incurred consulting fees of $35,648 and $54,628, respectively, related to two officers. As of December 31, 2014 and 2013, the Company has a balance due to the two officers of $100,703 and $68,255, respectively. See Note 4.

An officer of the Company has advanced funds to be used for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  During the years ended December 31, 2014 and 2013, the Company received $49,023 and $174,672, respectively. The total amount due to the officer was $326,700 and $277,677 at December 31, 2014 and 2013, respectively.

On April 1, 2014, the Company entered into an agreement with an officer to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. During the years ended December 31, 2014 and 2013, the Company accrued $13,200 and $13,200, respectively, for rent which was part of the increase in the amount due to the officer.

NOTE 7 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $449,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current loss from operations	$27,191	$82,414
Less: valuation allowance	(27,191)	(82,414)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$150,500	$123,309
Less: valuation allowance	(150,500)	(123,309)
Net deferred tax asset	$-	$-

At December 31, 2014, the Company had an unused net operating loss carryover of $449,000 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with an officer on April 1, 2014 to rent space in the officer’s barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. See Note 6.

ELECTRIC TRACTOR CORP.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9 – INVENTORY IMPAIRMENT

The Company’s inventory consisted of used, demonstration tractors. As of December 31, 2013, the Company impaired the full value of their inventory as we determined it was no longer worth its carrying value and was needed as demonstration equipment for the company and will not be resold. The total impairment charge was $8,094.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Name	Age	Position
Richard Zirger	73	CEO, CFO, Director since Jan 2, 2010

Donald Carr	68	President

Douglas Galbraith	69	VP, Marketing

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

Douglas Galbraith

VP Marketing

Following obtaining his B.A. in Marketing from Ryerson Polytechnic Institute Mr. Galbraith served in both the Canadian Armed Forces and the Royal Air Force in Great Britain as a transport pilot and squadron adjutant. Upon his return to Canada he entered the travel industry in corporate development. During the last 20 years, he has been an entrepreneur and management consultant working on both independently and with major international consulting firms (Runzheimer and TRX Inc.). Mr. Galbraith excels in the development of new markets, particularly for emerging organizations. He founded, grew and sold three companies. He has fully immersed himself in our start-up activities and has laid the groundwork for the overall marketing thrust in North America.

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

During the fiscal year ended December 31, 2014, our director and officer did not file reports under Section 16(a) of the Securities Exchange Act of 1934. The Company believes such director and officer will file such reports promptly.

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

Summary Compensation Table for the Fiscal Years Ended December 31, 2014 and 2013

Executive (1)	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation (2)
Richard Zirger	2014	-	-	-	-	-
	2013	-	-	-	-	-

Donald Carr	2014	-	-	-	-	$6441
	2013	--	-	-	-	11457

Douglas Galbraith	2014	-	-	-	-	$26,007
	2013	-	-	-	-	43201

____________
(1)	Our current officer and consultants do not have written employment agreements with the Company. Mr. Carr and Mr. Galbraith serve as consultants to the Company.
(2)	The amounts listed in this column reflect consulting fees owed to Donald Carr and Douglas Galbraith. These amounts have been deferred and are listed on our financial statements as consulting fees.

Option Grants to Our Named Executive Officers

No options have been granted to our named executive officers during the last two fiscal years.

Employment Agreements with Our Named Executive Officers

We have not entered into any written compensation agreements with our current officer or consultants. However we have oral consulting agreements with Mr. Carr and Mr. Galbraith. Pursuant to these agreements we have incurred consulting fees totaling $ 32,447and $54,678 for the years ended December 31, 2014 and 2013, respectively. We have deferred these payments and as of December 31, 2014 we owe Messrs. Carr and Galbraith $22,986 and $77,717, respectively. Under these agreements it is understood that we intend to issue shares in satisfaction of the amounts owed to Messrs. Carr and Galbraith if and when we have trading shares.

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

(2)	Includes 7,126,273 shares held by RA ZIRGER HOLDINGS INC. Our sole Director, CFO and CEO, Mr., Zirger, has voting and depository control over these shares.

Stockholders Known by Us to Own Over 5% of Our Common Stock
Name and Address of Beneficial Owner	Shares Owned	Shares-Rights to Acquire	Total Number	Percent of Shares Beneficially Owned (1)

Robert Matthies (2) 273 Parkview Hills Dr. Cobourg, Ontario K9A 5S3	1,312,000		1,312,000	13.8%

(1)
Applicable percentage ownership is based on 9,487,016 shares of common stock outstanding as of December 31, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2014 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,312,000 shares held in trust for the benefit of the Staront shareholders, a former Canadian company.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2014 and 2013, we incurred $32,447 and $54,628 respectively in consulting fees owed to Donald Carr, our President and Douglas Galbraith, our Vice President and Marketing Executive. The amounts owed to Messrs. Carr and Galbraith were deferred. As of December 31, 2014 and 2013, we had a balance due to Messrs. Carr and Galbraith of $32,447 and $68,255, respectively. We have no written agreement with these officers, but it is understood that we may satisfy the amounts owed to them by issuing shares to them at a later date.

R.A. Zirger Holdings Inc., owned 50% by Richard Zirger and 50% by his wife, has advanced funds to us for working capital.  The amounts received are due on demand, non-interest bearing, and unsecured.  During the years ended December 31, 2014 and 2013, we received $49,023 and $174,672, respectively. The total amount due to RA Zirger Holdings Inc. was $326,700 and $277,677 at December 31, 2013 and 2012, respectively.  We have no formal agreement with R.A. Zirger Holdings Inc., but it is understood that we will issue shares to the entity at a later date to cover the cost.

On April 1, 2012 we entered into an agreement with our Director, CEO and CFO, Richard Zirger to rent space in his barn and basement for storage of tractors, related parts, office equipment and records. The lease requires monthly payments of $1,100 and is on a month-to-month basis. During the year ended December 31, 2014 and 2013, the Company accrued $13,200 and $13,200, respectively, for rent which was part of the increase in the amount due to the Mr. Zirger.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting and Audit Expenses for the year ended December 31, 2014 was $7,637 and for the year ended December 31, 2013 was $5,350 respectively.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on 10-K.

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2014 and 2013
Statements of Operations for the years ended December 31, 2014 and 2013
Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013
Statements of Cash Flows for the years ended December, 2014 and 2013
Notes to Financial Statements

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

ELECTRIC TRACTOR CORP.

Date: April 10, 2015	By:	/s/ Richard Zirger
Richard Zirger
Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard Zirger	Director, Chief Executive Officer, and Chief Financial Officer	April 10, 2015
Richard Zirger	(Principal Executive Officer and Principal Financial Officer)